Form 10QSB
period 1996-09-30
ENSEC INTERNATIONAL INC
filed 1996-11-13
CIK 1014477

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               for the quarterly period ended September 30, 1996

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                           -------------  ------------

                         Commission File Number 0-21361

                           ENSEC INTERNATIONAL, INC.
              --------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                      65-0654330
----------------------------                -----------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           751 Park Of Commerce Drive, Suite 104, Boca Raton FL 33487
           ----------------------------------------------------------
           (Address of principal executive offices)        (zip code)

                                 (561) 997-2511
                                 --------------
               Registrant's telephone number, including area code

                                Not applicable
               --------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [   ]    NO [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 4, 1996 the registrant had 5,631,250 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format:  Yes [   ]     No [ X ]

                           ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB



PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

               Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996 (unaudited)

               Consolidated Statement of Operations for the nine and three month periods ended September 30, 1995 and 1996 (unaudited)

               Consolidated Statement of Stockholders' Equity for the nine month period ended September 30, 1996 (unaudited)

               Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1996 (unaudited)

               Notes to Consolidated Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

  Item 2.   Changes in Securities
  Item 5.   Other information
  Item 6.   Exhibits and Reports on Form 8-K

                           ENSEC INTERNATIONAL, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         See attached pages.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,  September 30,
                                                        1995         1996
                                                   -------------  -------------
                                                                   (Unaudited)
Current assets
  Cash and cash equivalents                          $   239,031   $ 7,267,836
  Short-term investments                                 922,775             -
  Accounts receivable, net                             1,747,550     2,142,234
  Inventory                                              856,882       904,502
  Net current assets of discontinued operations          225,000             -
  Other current assets                                   342,652       541,747
                                                     -----------   -----------

Total current assets                                   4,333,890    10,856,319

Property and equipment, net                            2,649,913     2,493,880

Other assets
  Capitalized software costs, net                      3,825,000     3,707,000
  Refundable income taxes                                 74,000        71,000
  Net other assets of discontinued operations              5,000             -
  Other assets                                            66,400        64,970
                                                     -----------   -----------

      Total assets                                   $10,954,203   $17,193,169
                                                     ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $ 2,120,000   $ 2,607,000
  Lines of credit                                        268,774             -
  Accounts payable                                       978,070     1,353,084
  Accrued and other liabilities                          980,384     1,568,709
  Dividends payable                                      300,647             -
  Current portion of long-term debt                    1,191,000     1,259,000
                                                     -----------   -----------

      Total current liabilities                        5,838,875     6,787,793

Long-term debt, less current portion                   3,209,000     2,691,000

Deferred income taxes                                    319,000             -

Stockholders' equity
  Preferred stock, authorized 3,000,000 shares at
   $.01 par value; issued and outstanding, 0 shares
   at December 31, 1995 and at September 30, 1996              -             -
  Common stock, authorized 20,000,000 shares at $.01
   par value; issued and outstanding, 3,500,000 and
   5,631,250 shares at December 31, 1995 and at
   September 30, 1996, respectively                       35,000        56,313
  Additional paid-in capital                           3,434,501    13,682,284
  Accumulated deficit                                 (1,882,173)   (6,024,221)
                                                     -----------   -----------

      Total stockholders' equity                       1,587,328     7,714,376
                                                     -----------   -----------

      Total liabilities and stockholders' equity     $10,954,203   $17,193,169
                                                     ===========   ===========

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                             Nine Months Ended             Three Months Ended
                                               September 30,                  September 30,
                                         --------------------------  -----------------------------
                                             1995          1996           1995           1996
                                         ------------  ------------  --------------  -------------

Sales                                     $ 6,033,765   $ 6,466,197     $ 1,654,035    $ 1,737,132

Cost of goods sold                          4,601,313     3,923,440       1,159,144      1,215,898
                                          -----------   -----------     -----------    -----------

Gross profit                                1,432,452     2,542,757         494,891        521,234

Selling, general and
  administrative expenses                   4,455,499     3,754,562       1,077,392      1,108,597

Research and development
  expenses                                    598,000       990,570         427,000        558,570

Translation loss (gain)                       249,000      (283,000)      1,048,848       (502,000)
                                          -----------   -----------     -----------    -----------

   Loss from operations                    (3,870,047)   (1,919,375)     (2,058,349)      (643,933)

Other (income) expenses
  Interest income                            (639,622)      (49,373)        (64,035)       (25,240)
  Interest expense                          1,576,631     2,582,667         561,266      1,407,470
  Other, net                                  530,473         8,379          (1,901)        24,303
                                          -----------   -----------     -----------    -----------
                                            1,467,482     2,541,673         495,330      1,406,533
                                          -----------   -----------     -----------    -----------
Loss from continuing operations
 before income tax benefit                 (5,337,529)   (4,461,048)     (2,553,679)    (2,050,466)

Income tax benefit                           (817,000)     (319,000)       (596,007)        (3,000)
                                          -----------   -----------     -----------    -----------


   Loss from continuing
   operations                              (4,520,529)   (4,142,048)     (1,957,672)    (2,047,466)

Discontinued operations

  Earnings from discontinued division
  (less applicable income taxes of
  $186,624 and $22,680 for the
  nine and three months ended
  September 30, 1995,
  respectively)                               390,000             -          47,841              -
                                          -----------   -----------     -----------    -----------

Net loss                                  $(4,130,529)  $(4,142,048)    $(1,909,831)   $(2,047,466)
                                          ===========   ===========     ===========    ===========

Net earnings (loss) per common share:

  Continuing operations                   $     (1.16)       $(1.12)    $      (.50)         $(.55)

  Discontinued operations                         .10             -             .01              -
                                          -----------   -----------     -----------    -----------

  Net loss per common share               $     (1.06)       $(1.12)    $      (.49)   $      (.55)
                                          ===========   ===========     ===========    ===========

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Nine Months Ended September 30, 1996 (Unaudited)





                                       Common Stock        Additional
                                    -----------------       Paid-In     (Accumulated
                                      Shares     Amount     Capital        Deficit)      Total
                                    --------   ---------   ----------    -----------   ---------
Balance at
   December 31, 1995                3,500,000   $ 35,000   $ 3,434,501    $(1,882,173)  $ 1,587,328

Warrants issued in
   connection with senior
   subordinated notes, net                                     642,704              -       642,704

Net proceeds from
   issuance of common
   stock and warrants               1,900,000     19,000    9,584,267                     9,603,267

Exercise of warrants                  231,250      2,313       20,812               -        23,125

Net loss                                    -         -             -      (4,142,048)   (4,142,048)
                                    ---------   --------   ----------     -----------    ----------
Balance at September
   30, 1996                         5,631,250   $ 56,313   $13,682,284    $(6,024,221)   $7,714,376
                                    =========   ========   ===========    ============   ==========


See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                           -----------------------------------
                                                               1995                    1996
                                                               ----                    ----

Cash flows from operating activities:
  Net loss                                                 $(4,130,529)             $(4,142,048)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization expense                      498,859                  689,885
    Decrease in deferred tax liability                        (635,000)                (319,000)
    Amortization of debt discount                                    -                  725,000
    Changes in assets and liabilities
      Decrease (increase) in short-term investments           (930,000)                 922,775
      Decrease (increase) in accounts receivable               388,793                 (391,417)
      (Increase) in inventories                               (203,388)                 (54,620)
      (Increase) in other current assets                      (254,926)                (261,747)
      Decrease in other assets                                  27,547                    1,430
      Decrease (increase) in net assets
       of discontinued operations                             (133,000)                 230,000
      Increase in accounts payable                             709,821                  329,418
      Increase in accrued and other liabilities                173,153                  676,002
                                                           -----------              -----------
        Net cash (used in) operating activities             (4,488,670)              (1,594,322)

Cash flows from investing activities:
   Computer software costs                                  (1,202,000)               (372,000)
   Purchase of fixed assets                                   (273,253)                (43,852)
                                                           -----------             -----------
        Net cash (used in) investing activities             (1,475,253)               (415,852)

Cash flows from financing activities:
  Net borrowings under credit line agreements                   83,074                 281,226
  Dividends paid                                                     -                (296,939)
  Principal payment of long term debt
   and senior subordinated notes                              (406,000)             (2,950,000)
  Proceeds of issuance of senior subordinated notes                  -               2,500,000
  Net proceeds from issuance of common stock and warrants            -               9,603,267
  Exercise of warrants                                               -                  23,125
  Warrant costs                                                      -                 (82,296)
  Proceeds from borrowings under loan agreements             3,970,000                 500,000
  Repayments from borrowings under loan agreements                   -                (500,000)
                                                           -----------              -----------
        Net cash provided by financing activities            3,647,074               9,078,383
                                                           -----------             -----------
  Net increase (decrease) in cash
   and cash equivalents                                     (2,316,849)              7,068,209

  Translation (loss) gain on cash and
   cash equivalents                                            438,113                 (39,404)

  Cash and cash equivalents at
   beginning of year                                         1,906,012                 239,031
                                                           -----------             -----------
  Cash and cash equivalents at end of the period           $    27,276             $ 7,267,836
                                                           ===========             ===========

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (Unaudited)



 Supplemental disclosure of cash
   flow information:

 Cash paid during the period for:
       Interest                              $1,201,631              $1,437,785
                                             ----------              ----------
       Income taxes                          $   44,000              $        -
                                             ----------              ----------


See notes to consolidated financial statements.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Significant Accounting Policies

          The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the
"Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its definitive prospectus dated September 25, 1996 (Commission File No. 333-06223), with respect to its initial public offering of securities (the "IPO").

          The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2.  Bridge Financing

          In May 1996, the Company completed a $2,500,000 bridge financing whereby it issued 100 Units at $25,000 each. Each Unit consisted of: (i) a senior subordinated promissory note in the principal amount of $25,000 bearing interest, payable semi-annually, at the rate of 10% per annum due and payable on the earliest of: (a) the closing of an initial public offering of the Company's Common Stock, par value $.01 per share; or (b) 12 months from the date of the initial sale of the Unit; and (ii) warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $.10 per share ("Bridge Warrants"). In September 1996, warrants to purchase 18,750 shares of Common Stock which were issued in the bridge financing were relinquished by the holders thereof.

          The Bridge Warrants are detachable warrants and are accounted for separately from the senior subordinated notes as an addition to paid-in capital. The value assigned to the Bridge Warrants was based on their fair value at the time of issuance and amounted to $725,000. Costs associated with the issuance of the bridge financing allocated to the Bridge Warrants amounted to $82,296 and has been charged against paid-in capital.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (Unaudited)


          The value assigned to the senior subordinated notes of $1,775,000 created a discount of $725,000 since the amount owed was $2,500,000. This discount was being amortized on the interest method over a 12 month period. The Company incurred $201,482 of costs associated with the issuance of the bridge financing allocated to the senior subordinated notes which has been capitalized and was being amortized as interest expense of the life over such notes.

          The senior subordinated notes were repaid, together with accrued interest thereon, on September 30, 1996 with a portion of the proceeds from the IPO (Note 3). The unamortized discount on the notes and the capitalized issuance costs incurred in connection therewith were fully amortized upon repayment thereof.

3.  Initial Public Offering

          On September 30, 1996 the Company completed its initial public offering of 1,900,000 shares of Common Stock at $6.00 per share and redeemable warrants to purchase 2,185,000 shares of Common Stock at $.10 per redeemable warrant. Each redeemable warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per share, subject to adjustment in certain events, at any time on or after September 25, 1997 and expiring four years after such date. The redeemable warrants may be redeemed by the Company commencing on September 25, 1997 at a price of $.10 per warrant subject to certain prior notification requirements and provided that the closing bid price of the Common Stock has been at least 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

          The net proceeds received by the Company from the IPO were $9,603,267, inclusive of $2,015,213 of offering costs (including commissions and discounts) as of September 30, 1996.

          In conjunction with the IPO, 231,250 Bridge Warrants were automatically exercised at a price of $.10 per Bridge Warrant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Amounts presented herein have generally been rounded to the nearest hundred thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

General

          The Company derives its revenue primarily from the sales, installation and service of its integrated security systems. In 1995, the Company derived a material portion of its revenues from two sources which will not contribute to the Company's revenues in 1996 and subsequent years: the leasing of postal tracking and tracing equipment to a single customer pursuant to a contract which terminated in the second fiscal quarter of 1995, and the sale, installation, service and maintenance of currency sorting equipment through a division which was sold in December 1995. The revenue and related costs from the currency sorting equipment division have been classified as a discontinued operation and are discussed separately herein.

          The Company began selling its integrated security systems in 1983. In 1995, the Company completed over four years of the development of and began marketing its second generation of integrated security systems: the EnWorks(TM) family of products, including the Company's flagship En2000(TM) system. At such time, the Company began the amortization of approximately $3.6 million of capitalized software costs incurred in connection with the development of the EnWorks(TM) family of products. These and other additional capitalized costs will be amortized over the product's seven-year estimated useful life.

          In connection with the sale of the Company's currency sorting equipment division and its business strategy in Brazil, the Company has been implementing a downsizing plan. Pursuant to these efforts, the Company has made a number of workforce reductions which, by the end of 1996, are expected to represent approximately 78% of the 1995 workforce. In addition, the Company intends to sell some or all of its buildings in Brazil, among taking other actions. The effects of these efforts have and will continue to have a material adverse impact on the Company's operating results for 1995 and 1996. The material costs associated with these efforts include employee termination expenses of $1.4 million and $.5 million for the year ended 1995 and the nine months ended September 30, 1996, respectively, and the incurring of certain fixed operating costs that will terminate when the Company's downsizing efforts are completed. As a result of the effects of the Company's downsizing efforts, the results of operations of the Company for the nine and three months ended September 30, 1995 and 1996 are in certain respects not comparable.

Foreign Currency Exchange Rates and Translation Gains and Losses

          The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian reais, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized a loss of $.3 million for the nine months ended September 30, 1995 and a gain of $.3 million in the first nine months of 1996.

          Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced translation losses in 1995 as a result of the dollar strengthening against the real. For the nine months ended September 30, 1996, the dollar weakened against the real, thus causing the translation gain in such period since the Company was in a net liability position related to the items translated at current rates.

Results of Operations

Third Quarter 1996 Compared with Third Quarter 1995

          Sales. Total sales for the three months ended September 30, 1996 increased $.1 million, or 6.3%, to $1.7 million from $1.6 million in the comparable 1995 period. This nominal increase occurred despite the fact that the Company was focused on completing its initial public offering. The Company anticipates higher sales volume in the fourth quarter of 1996 as a result of increased bookings in the third quarter of 1996 in the U.S.

          Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 1996 increased $.1 million, or 9.1%, to $1.2 million from $1.1 million in the year earlier period. This increase was attributable to the increase in the Company's integrated security system sales. The resulting gross profit percentage for each of the 1995 and 1996 three month periods was 30%. The 1996 three month gross profit percentage is lower than the nine month percentage of 39.1% for the same year. This decrease is the result of the lower gross profits realized on sales in Brazil and the increased percentage of Brazilian sales in the third quarter.

          Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended September 30, 1996 and 1995 were $1.1 million. In the 1996 period, payroll costs decreased $.1 million due to downsizing efforts in Brazil; however, this reduction was offset by a $.1 million bad debt charge which was incurred as a result of a disputed account receivable.

          Research and Development Expenses. Research and development expenses increased $.2 million, or 50%, from $.4 million in the three months ended 1995 to $.6 million in the year later period. This increase was attributable to employee termination costs in Brazil incurred in connection with relocating the Company's research and development efforts to the U.S.

          Other Income and Expenses. Interest expenses for the three months ended September 30, 1996 increased $.8 million as a result of interest incurred on the Company's $2.5 million bridge financing which was completed in May 1996. The $.8 million increase includes $.6 million of debt discount and $.1 million of financing costs which were expensed upon the repayment of the bridge financing on September 30, 1996.

          Income Tax Benefit. Income tax benefit for the three months ended September 30, 1996 decreased by $.6 million to $3,000 from $.6 million in the comparable 1995 period. This decrease was attributable to a decrease in the Company's net deferred tax liability that was available to be offset by foreign net operating losses which were generated in fiscal year 1996.

Nine Months of 1996 Compared with Nine Months of 1995

          Sales. Total sales for the nine months ended September 30, 1996 increased $.5 million, or 6.9%, to $6.5 million from $6.0 million in the comparable 1995 period. Several material changes occurred in the Company's revenue mix from the first nine months of 1995 to the same period in 1996, which reflect the refocus by the Company to its core business of sales of integrated security systems. Sales from the leasing of postal tracking and tracing equipment and related service revenue decreased $1.1 million, or 100%, in 1996 from the comparable 1995 period as a result of the termination of a contract with the Brazilian postal authority in the second quarter of 1995. Integrated security system sales increased $1.6 million, or 31%, from the first nine months of 1995 to the same period in 1996.

          Cost of Goods Sold. Cost of goods sold in the first nine months of 1996 decreased $.7 million, or 15.2%, to $3.9 million from $4.6 million in the year earlier period. While the dollar amount of cost of goods sold changed somewhat from period to period, the mix of the cost of goods sold changed materially from period to period due to the fact that as of the end of the second quarter of 1995 the Company no longer received revenues from the leasing of postal tracing and tracking equipment. In the first nine months of 1995, cost of goods sold related to the leasing of postal tracking and tracing equipment amounted to $.5 million, resulting in a $.6 million, or 54.5%, gross profit on such related sales. Cost of goods sold related to sales and service of the Company's security systems in the first nine months of 1995 was $4.1 million as compared to $3.9 million in the comparable 1996 period. The resulting gross profit and gross profit percentages in 1995 and 1996 were $.8 million and 16.3%, and $2.5 million and 39.1%, respectively. This substantial increase in the Company's gross profit percentage from security system sales in 1995 to 1996 occurred primarily through improvements in the process by which the Company bids and contracts for systems sales which the Company believes will reduce or eliminate job costing errors experienced in the 1995 period. This increase in gross profit percentage occurred even after taking into account the $.4 million higher amortization expense of the capitalized software costs in 1996 compared to 1995. The Company believes that the cost of goods sold as a percentage of revenues from sales and service of security systems will in future periods more closely approximate that experienced in the first nine months of 1996, as compared to that experienced in 1995.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of 1996 decreased $.7 million, or 15.6%, to $3.8 million in 1996 from $4.5 million in the comparable 1995 period. As described above, in the latter part of 1995 the Company reduced the number of employees in its Brazilian operations and will continue to do so pursuant to the Company's downsizing efforts. This resulted in a decrease of $.7 million of payroll and related costs in the first nine months of 1996 compared to the prior period. In addition, the Company had a $.1 million temporary reduction in payroll costs associated with U.S. operations in the first nine months of 1996. These reductions were offset by a $.1 million bad debt charge for an account receivable which was disputed.

          Research and Development Expenses. Research and development expenses for the first nine months of 1996 increased $.4 million, or 67%, from $.6 million in 1995 to $1.0 million in 1996. This increase reflected the fact that in 1995 the Company's development efforts were focused on completing the En2000(TM) family of products and were thus capitalized, whereas in 1996, the Company's development efforts focused on new features whose costs have been expensed in the period in which such costs were incurred. In addition, the Company incurred employee termination costs in connection with relocating the research and development efforts to the U.S.

          Other Income and Expense. Interest income decreased $.6 million, or 92%, to $49,373 in the first nine months of 1996 from $.6 million in the comparable 1995 period. This decrease was attributable to a decreased amount of interest-earning assets. Interest expense in the first nine months of 1996 increased $1.0 million, or 63%, to $2.6 million from $1.6 million in the comparable 1995 period due to $2.5 million of increased borrowings incurred in May 1996 in connection with the Company's bridge financing, and the amortization of deferred financing costs incurred in connection therewith. Other, net decreased by $.5 million to $8,379 from $.5 million in the prior period. This decrease was substantially attributable to a write down in 1995 of the remaining book value of certain postal tracking and tracing equipment in connection with the termination of leases for such equipment.

          Income Tax Benefit. Income tax benefit in the first nine months of 1996 decreased by $.5 million, or 63%, to $.3 million from $.8 million in the comparable 1995 period. This decrease was primarily attributable to a decrease in the Company's net deferred tax liability that was available to be offset by foreign net operating losses which were generated in fiscal year 1996.

          Discontinued Operations. Because the currency sorting equipment division was sold in December 1995, there was no discontinued operation during the nine month period ended September 30, 1996. The nine month period ended September 30, 1995, resulted in $2.3 million in sales for such period. The cost of goods sold and selling, general and administrative expenses as a percentage of sales increased in the third quarter as the Company began to prepare to dispose of the division and its focus on sales from the currency sorting equipment division diminished.

 Liquidity and Capital Resources

          Net cash used in operating activities for the nine months ended September 30, 1996 amounted to $1.6 million which primarily resulted from the Company's net loss from operations. Net cash used in investing activities for the nine months ended September 30, 1996 amounted to $.4 million which resulted primarily from the continued investment in the development of the Company's software and hardware products. Net cash provided by financing activities for the same nine month period was $9.1 million which primarily resulted from the receipt of the net proceeds by the Company from its initial public offering of common stock and common stock purchase warrants (the "IPO").

          On September 30, 1996 the Company sold 1,900,000 shares of common stock and redeemable warrants to purchase 2,185,000 shares of common stock and
received net proceeds of $9.6 million therefor.   The net proceeds of the IPO
were used to retire the $2.5 million of senior subordinated notes issued in the bridge financing in May 1996 and approximately $2.7 million of the notes payable outstanding as of September 30, 1996. The remaining $.4 million of notes payable outstanding is scheduled to be repaid in November 1996. Such remaining notes payable are due to several Brazilian banks and currently bear interest at rates of approximately 4% to 5% per month. The $.4 million of notes payable to be paid in November 1996 is personally guaranteed by Charles N. Finkel, the Company's Chief Executive Officer.

          In addition to the proceeds from the IPO, the Company believes that it could, if necessary, obtain additional credit facilities with U.S. and Brazilian banks to meet its anticipated working capital needs during the next 12 months.

          While the Company has no commitments for capital expenditures as of September 30, 1996, it anticipates that it will incur approximately $1.0 million of research and development expenditures during the next 12 months in order to enhance existing products and to develop new products.

          The Company believes that the financing provided by the IPO, together with the net cash to be provided by operations, if any, and available borrowings under lines of credit, should be sufficient to meet its presently anticipated cash needs for at least the next 12 months. However, there can be no assurance that the Company will achieve profitability in the next 12 months, and the Company may need to raise additional capital in the future.

Forward-Looking Statements

          The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the scope, nature and effects of the Company's downsizing plan and the relocation of its research and development facilities to the U.S.; the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the continued growth in the Company's sales derived from its integrated security systems and related products; the ability to maintain or surpass past or current levels of profitability; the future repayment of certain outstanding notes payable; the Company's ability to secure additional credit facilities in the U.S. and Brazil, if necessary for the Company to do so; and the sufficiency of the

Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

          The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of integrated security systems (including software); the economic, social and political conditions in Brazil; the demand for the Company's products; the size and timing of future orders and new contracts; specific feature requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and maintenance and support services; changes in the level of operating expenses; and the present and future level of
competition in the industry.   Results actually achieved thus may differ
materially from expected results included in these statements.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

See Note 3 in "Notes to Consolidated Financial Statements" included in Part I of this Report on Form 10-QSB.

Item 5.  Other Information.

Appointment of Two Outside Directors

  On October 10, 1996, the Board of Directors of the Company appointed Raymond
E. List, P.E. and Terence R. McAuliffe, Esq. to serve as outside directors of the Company. Mr. List is a Managing General Partner in Fairfax Partners, a venture capital partnership with investments in health care, software and environmental companies. From 1988 to 1994, Mr. List served as President and Chairman of ICF Kaiser Engineers, Inc., a worldwide engineering and construction company. Mr. List received a Bachelor of Civil Engineering degree from Union College in Schenectady, New York, a Masters degree in Engineering from Manhattan College, Bronx, New York and a Masters degree in Business Administration from Harvard University in Cambridge, Massachusetts.

  Mr. McAuliffe is the Chairman of American Heritage Corporation, a premier builder of single-family homes in Central Florida. He also serves as Chairman and Chief Executive Officer of Jefferson National Title Insurance Company and as Chairman of American Marketing Services, Inc. Mr. McAuliffe serves on the Board of Directors of Beacon Energies, Made in the USA Shopping Network, Inc. and The Center for National Policy. Mr. McAuliffe formerly served as Vice Chairman of Federal Capital Bank, N.A. and as Chairman of Federal City National Bank. Mr. McAuliffe also served as Co-Chairman of the Clinton-Gore Committee '96. Mr. McAuliffe received a Bachelor of Arts degree from Catholic University of America, Washington, D.C. and a Juris Doctor degree from Georgetown University, Washington, D.C.

Agreement with ADT Security Systems, Inc.

  On October 1, 1996, the Company, through its wholly-owned subsidiary, Ensec Inc., and ADT Security Systems, Inc. ("ADT") entered into an ADT Original Equipment Manufacturer Agreement (the "OEM Agreement"), whereby ADT has agreed to purchase, and the Company has agreed to sell, the Company's hardware, software, and other products, as well as the Company's installation, training, support and maintenance services, at prices which are generally discounted from the Company's regular list prices. Additionally, ADT has agreed to promote and sell to its customers the entire EnWorks(TM) family of products, including primarily the En2000(TM) integrated security system. The OEM Agreement may be terminated by either party for any reason upon six months prior written notice, or upon 30 days prior written notice in the event of a termination due to an uncured breach of the OEM Agreement by the nonterminating party.

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits.  The following is a list of Exhibits filed as part of this
           --------
           Quarterly Report on Form 10-QSB:



     No.              Exhibit
     ---              -------
     3.1*              Articles of Incorporation of the Company
     3.2**             Bylaws of the Company
     10.1***           ADT OEM Agreement, by and between Ensec Inc. and ADT
                       Security Systems, Inc.
     11.1              Computation of Per Share Earnings
     27                Financial Data Schedules


*Incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as filed with the Commission on September 25, 1996 (File No. 333-06223).

**Incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form SB-2, as filed with the Commission on September 25, 1996 (File No. 333-06223).

***To be filed by amendment.

       (b) Reports on Form 8-K.
           -------------------

           None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton in the State of Florida on November 11, 1996.

                           ENSEC INTERNATIONAL, INC.
                       --------------------------------
                                  (Registrant)



DATE:  November 11, 1996              By:  /s/ Charles N. Finkel
                                         -------------------------
                                         Charles N. Finkel
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



DATE:  November 11, 1996              By:  /s/ David J. Rottner
                                         --------------------------
                                         David J. Rottner
                                         Vice President, Chief Financial Officer
                                         and Secretary
                                         (Principal Financial Officer)