Form 10KSB
period 1996-12-31
ENSEC INTERNATIONAL INC
filed 1997-03-20
CIK 1014477

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______________ to ________________


                       Commission File Number:   0-21361

                           ENSEC INTERNATIONAL, INC.
                           -------------------------
                (Name of small business issuer in its charter)

              Florida                                   65-0654330
   ----------------------------                --------------------------
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

                                Not applicable
                   ----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of Class)

       Redeemable Warrants to Purchase Common Stock, $.01 par value per share
       ----------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes.  X      No. ___
                                  ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $8,576,915.

     As of March 13, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the closing price of such stock as of such date was $11,992,969.

     As of March 13, 1997, there were 5,656,250 shares of Common Stock issued and outstanding.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

General

     The Company designs, develops, sells, assembles, installs and services security systems for large commercial and governmental facilities, ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all of which have been in Brazil, including systems for large corporations (such as Bosch, Caterpillar, Eastman Kodak, General Motors, IBM, Microsoft and Texaco) and government agencies (such as the Brazilian Bureau of Mint & Engraving and the Central Bank of Brazil).

     The Company is a Florida corporation which was formed in April 1996 as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, S.A. ("Ensec, S.A."), a Brazilian corporation. Ensec, S.A. was founded in 1983 by Charles N. Finkel, the Company's President and Chief Executive Officer. In 1991, Ensec, S.A. established its U.S. operations with the formation of Ensec Inc.

     In 1995, the Company completed the development of its second-generation system, the EnWorks/(R)/ product family, consisting of state-of-the-art, real-time, integrated security systems. The Company spent four years and over $5 million in the development of the flagship product in the EnWorks/(R)/ family: the En2000/TM/ system. The Company's high-end integrated security systems are based on distributive intelligence architecture and proprietary software that permit the integration of various security devices or systems into a unified system operating through the use of graphical user interfaces. Distributive intelligence architecture allows individual components of an integrated security system to process information independently so that such components may continue to operate even when the central processor or another component in the system malfunctions or is rendered inoperative. In addition, an integrated security system that uses distributive intelligence architecture can operate more efficiently because individual components are able to complete independent tasks simultaneously.

     The Company began marketing its En2000/TM/ system in 1995 at which time the Company was selected by the Port Authority of New York and New Jersey through a competitive bid process to provide the new integrated access control system for the parking facilities located in the World Trade Center. In 1995, the Company entered into contracts to install eight additional En2000/TM/ systems, including a contract from EDS to install the En2000/TM/ in EDS's corporate headquarters in Plano, Texas. During 1996, the Company entered into contracts to install 16 En2000/TM/ systems. In addition, the Company currently has 43 service and maintenance contracts with customers who have purchased Company products, covering 76 installations.

     The Company's systems have the ability to integrate and enable communication between disparate subsystems including the following functions based on a customer's specific needs:

 . Access Control          . Time and Attendance      . Facilities Management
 . Alarm Monitoring        . Guard Tours              . Parking Facility Control
 . Data Security           . Elevator Control         . Closed Circuit Television
 . Vehicle Tracking        . Asset Tracking           . Video Badging


     The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

(i) Expand the Company's focus from operations and a customer base located primarily in Brazil to a company with an international scope and an emphasis on the marketing in the United States of high-end and mid-range integrated security systems, which the Company believes enjoy the greatest opportunities in the U.S. The Company recently relocated certain key executives as well as its research and development personnel to the U.S.

(ii) Enter into alliances with strategic partners for marketing the Company's products in the U.S. and internationally. To facilitate this expansion into the U.S. market, the Company has entered into the following strategic alliances:

     . Agreement with EDS whereby EDS will promote and sell the Company's products for a term of three years (subject to renewals).

     . Agreement with ADT Security Systems, Inc. ("ADT") whereby ADT will promote and sell the Company's products through ADT's sales force to its established customer base.

     . Agreement with Lockheed Martin whereby the Company and Lockheed Martin will seek (for a term of five years, subject to renewal) to identify specific projects for integrated security systems to be pursued through a teaming arrangement between the parties.

     In order to focus its Brazilian marketing efforts primarily on the sale and service of less complex security systems and alarm monitoring, the Company has implemented a downsizing plan during 1995 and 1996 and intends to continue to implement such plan during 1997. The downsizing plan includes the following steps:

(i) Sale of the Company's Brazilian currency sorting division in 1995, which was not related to the Company's integrated security system business.

(ii) Establishment of relationships with value-added resellers to market the Company's products to the mid-and low-end market segments in Brazil.

(iii) Cumulative reduction of the Brazilian workforce by approximately 82% as compared to the 1995 workforce and a proposed sale of some or all of the Company's facilities in Brazil as a result of such workforce reductions and the sale of the currency sorting equipment division, all of which are consistent with the Company's utilization of value-added resellers in addition to in-house sales personnel.

     The Company believes that this downsizing plan was and continues to be necessary to adjust the Company's operations to the developing economy of Brazil which the Company believes will provide a greater number of potential customers for its less complex products and services rather than for its high-end integrated security systems. The Brazilian marketplace can only provide a finite number of commercial, governmental and similar other facilities suited for high-end integrated security systems in addition to the amount of such systems already installed by the Company in Brazil. This redirection of the Company's Brazilian operations will enable it to provide its customers in Brazil with a more marketable range of products and services, such as centralized alarm monitoring, data security, time and attendance, and the sale and installation of residential and smaller commercial security systems.

     The Company anticipates that this downsizing plan will be completed by the end of the first quarter of 1997, except for the sale of the Company's Brazilian facilities, which is expected to occur by the end of the 1997 fiscal year. During the Company's implementation of this downsizing plan, the Company has incurred losses in fiscal year 1996 and anticipates to incur quarterly losses through the end of the second quarter of 1997. However, the Company anticipates that it will continue to realize increasing financial benefits as a result of this downsizing plan and expects to achieve profitability by the end of fiscal year of 1997.

Integrated Security Systems

     Integrated security systems perform functions such as access control, facilities management and alarm monitoring through combined subsystems and components such as card readers, closed circuit television ("CCTV"), paging devices, intercoms and identification badges. An integrated security system generally includes a central command and control feature that uses a single user interface and shares data among subsystems to form a system that performs in a uniform and cohesive fashion. Systems integration allows various subsystems to communicate with each other so that one system, rather than many subsystems, controls a company's or a location's security. The Company believes that, by integrating disparate subsystems into a single system, functions are enhanced by establishing uniform responses to certain conditions. The Company believes that integrated systems involve fewer steps to process data, therefore requiring less response time to perform functions.

     In an integrated security system, a central computer is necessary to integrate components and subsystems. The degrees of systems integration can vary, ranging from subsystems interconnected through electrical wiring to subsystems that communicate with each other via separate databases and that are monitored through a central processor and finally to the most advanced integrations which share the same database. For example, an integrated system can be as simple as connecting a CCTV system to an alarm system for a small bank branch or casino room. An integrated system can also be extremely advanced, being built around a common database and combining identification cards and graphical screen monitoring of access control with monitored alarms and HVAC (heating, ventilation and air conditioning)/lighting management systems for large corporate or government sites.

     While the initial purchase and installation of an integrated security system often will cost more than a simple, stand alone alarm monitoring, access control, CCTV or security guard system, the Company believes that integrated systems justify their cost because they can result in reduced capital expenditures and maintenance costs (due to the elimination of redundant components or circuitry that would result from multiple stand-alone systems) over time while improving performance. Staffing costs are also generally reduced by integrated systems because operators monitor multiple functions, the complexity of several systems has been simplified into one graphical user interface and, as a result of the simpler nature of the system, fewer personnel are required to operate the system.

     The primary function of an integrated security system is typically access control. Conventional access control systems involve mechanical devices allowing access, such as magnetic stripe card readers on turnstiles or proximity card
readers on doors.   These mechanisms were often connected to a CCTV system, but were not usually integrated with a larger premises control system. Today, such mechanical access control systems are still being installed, but the Company believes that the future growth in access control will come from PC-based systems which are integrated with other building systems. Access control is becoming increasingly important in the protection of electronic data. Gaining access to a data stream, whether it be a corporate computer network or a financial institution's ATM network, involves various forms of identification and certification. These include traditional forms such as a simple personal identification number ("PIN") or cards with magnetic stripes, but are increasingly becoming more sophisticated, such as token cards (which allow remote access to PIN-specific systems), remote detection cards such as ID badges that emit radio frequencies and identification equipment based on fingerprint or eye identification.

Products and Services

     The Company has established three distinct yet related sources of revenue:
Products, Service and Distribution. As of February 25, 1997, the Company has a current backlog of orders for systems sales, installations and service aggregating in excess of $4.4 million which the Company anticipates will be filled over the next 12 months.

     Products: The Company markets a variety of stand-alone and integrated products in its EnWorks/(R)/family of products, as follows:

     En2000/TM/ Integrated Security System

          Integrated security system providing on-line (i.e., real-time) access control/alarm monitoring and the integration and/or secondary monitoring (i.e., monitoring-only without operational capability) of multiple subsystems. This system and the En1000/TM/ system described below consist of a central processing unit running proprietary software that is connected to a number of devices through distributive intelligence architecture.

     En1000/TM/ Integrated Security System

          Integrated security system providing on-line access control/alarm monitoring with a more limited number of readers and limited integration or secondary monitoring of additional application subsystems.

     Scape Security System

          Offline access control system consisting of software and DC500 terminals.

     DC500 Terminal

          Stand alone access control/data collector.

     The EnWorks/(R)/ family of products is designed to permit upgrades and improvements allowing lesser-featured systems such as the Scape system to be expanded to provide the features of the most sophisticated system offered, the En2000/TM/ system. The En2000/TM/ system was designed to be expandable from its current function (i.e., an integrated security system) to meet the new and changing applications needs of the customer. The foundation for this approach was established with the selection of the object-oriented design methodology, a real time operating system, the standard PC computing platform, and the graphical user interface. The Company offers a number of components to expand or enhance the En2000/TM/ system including a networked access control/data collector, a networked alarm monitoring unit, multi-site communications capabilities and expanded databases.

     Service: An important part of any systems sale is the ability of the systems provider to train, service and maintain the system. The Company has developed a service organization to provide project management, systems design, training, technical documentation, site surveys and audits, installation and maintenance services.

     Since the Company's installed base of systems is concentrated primarily in Brazil, service revenues and related personnel resources are also primarily based in Brazil, where the Company provides nationwide installation, project management and maintenance services through trained technicians located throughout Brazil. These services are provided pursuant to contracts which typically have a duration of five years or more. The Company currently has 42 maintenance and service contracts covering 75 installations in Brazil. The Company has also in the past provided maintenance services to customers and multinational product suppliers for products and systems not sold or installed by the Company. The Company is not currently providing this type of maintenance service, but may choose to do so again in the future.

     The Company's sales and marketing efforts for service and maintenance in the U.S. have only recently begun. Accordingly, the Company's U.S.-based service capabilities have not been fully developed. In early 1996, however, the Company was awarded a three-year maintenance contract on the World Trade Center's parking access control contract.

     Distribution: The Company from time to time in the U.S. and, it is anticipated, more significantly in Brazil, also distributes to customers security products manufactured by others. For example, to complement its existing products and offer to its customers a data security function as part of an integrated security system or on a stand-alone basis, the Company has entered into a two-year Software Value Added Reseller Agreement (the "Reseller Agreement") with Platinum Technology, Inc. ("Platinum"), the successor to a data security software system formerly owned by ICL Enterprises, pursuant to which the Company has the right to resell Platinum's data security software. As of December 31, 1996, the Company has not sold any of Platinum's products pursuant to the Reseller Agreement. The Reseller Agreement provides the Company with a nonexclusive license to distribute, reproduce, resell and sublicense this data security software to customers of the Company, except that the Company may not sublicense the software to resellers. The Company's distribution strategies with Platinum and potentially other companies are an integral component of the Company's efforts to refocus its Brazilian operations on the sale and service of less complex products and systems, including data security solutions and stand-alone time and attendance systems.

Intellectual Property

     The Company's ability to compete successfully depends, in part, on its ability to protect the proprietary technology contained in its products. The Company relies on a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in its EnWorks/(R)/ products. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, customers and suppliers, and limits access to and distribution of its proprietary information. These measures afford limited protection, and there can be no assurance that the steps taken by the Company to protect these proprietary rights will be adequate to prevent misappropriation of its technology or the independent development by others of similar technology. In addition, the laws of Brazil, where the Company maintains its patents and copyrights and has pending patent applications, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company intends to seek copyright protection under United States law with respect to some of its technology.
While the Company believes that it would be impractical and not cost-effective for anyone to attempt to copy complex software such as that used in the EnWorks/(R)/ products, unauthorized parties, nevertheless, might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The cost of enforcement by the Company of its information rights could be significant, regardless of the outcome of such enforcement proceedings. In addition, although the Company believes that there are no infringement claims against the Company and no grounds for the assertion of such claims, the cost of responding to any such assertion, should it be made, could be significant.

Research and Development

     The Company has the in-house capability to develop, maintain and enhance its proprietary technology. As a result, the Company can prioritize its development efforts and control the scope and quality of its technology. This research and development staff permits the Company to provide customized solutions for each customer. Management believes that this ability to provide customized solutions constitutes a competitive advantage. During fiscal years 1996 and 1995, the Company incurred development costs of approximately $1.5 million and $1.8 million, respectively (including capitalized software costs).

     As a part of the Company's efforts to focus on sales and service of its integrated security systems in the U.S. market, the Company's research and development group is centered in Boca Raton, Florida. The research and development group is responsible for the design and implementation of new products, as well as additions and enhancements to existing products. The group is currently working on a number of product enhancements and new features, including an enhanced communication methodology, expanded database functionality and enhanced alarm-management capability. At such time as the anticipated capabilities of the EnWorks/(R)/ product line are more fully developed, particularly with the En2000/TM/ system, the research and development group's resources will become focused to a greater extent on new systems application and specific industries. Depending upon the nature of the systems requirements, some of these new applications may be for other than security purposes.

Sales and Marketing

     The Company's sales strategy is focused on the following:

     . Development of strategic value-added integrator relationships with a limited number of large, well-known multinational systems integrators with large established client bases and existing networks (e.g., EDS, ADT, Lockheed

          Martin, etc.) to promote direct and indirect sales of all of the Company's products;

     . Calling efforts concentrated on Fortune 1000 companies with sufficient integration requirements and size to qualify as sales prospects for En2000/TM/ and En1000/TM/ integrated security systems;

     . Solicitation of consulting companies responsible for locating and specifying providers of security systems on large, high-end integrated security systems projects suitable for En2000/TM/ and En1000/TM/ integrated security systems;

     . Pursuit of selected federal, state and local government requests for proposals as a prime contractor (e.g., World Trade Center) or in cooperation with strategic partners; and

     . Engagement of manufacturer's representatives and distributors in Brazil to assist the Company's direct sales efforts of less complex products and services, including residential and smaller commercial alarm systems, central alarm monitoring, time and attendance and data security systems.

     The Company markets its products primarily through its strategic partners in the U.S., through its direct sales staff in Brazil, and by direct mail materials, technical seminars, trade shows, technical publications, public relations and collateral materials.

     Prior to 1995, virtually all of the Company's systems sales were made in Brazil, where the Company believes it had and continues to have a reputation for delivering reliable, high-quality systems. Although systems sales throughout Brazil are anticipated to remain important, the Company believes that the business development opportunities in the U.S. for new systems sales are significantly greater, particularly for the En2000/TM/ and En1000/TM/ security systems. To this end, the Company has begun to actively pursue large, high-end and mid-range integrated security systems projects in the U.S. In early 1995, the New York & New Jersey Port Authority awarded the parking access control system contract for the World Trade Center to the Company. The World Trade Center contract procurement process took place over a two-year period and involved investigations of the Company and its products. In Brazil, the Company intends to focus its efforts on the sale of less complex systems, such as the Scape security system, to take advantage of the developing Brazilian economy. The Company intends to undertake limited international sales efforts beyond the established Brazilian and U.S. markets, and to focus in these areas on large, high-end integrated security systems projects.

     The Company believes that its value-added integrator relationships will be a significant source of sales and revenue in the near future. Currently, the Company's three primary value-added integrator relationships are with ADT, EDS and Lockheed Martin. The Company is seeking and will continue to seek additional strategic partnerships to support both the Company's direct and indirect selling efforts.

     In October 1996, the Company and ADT entered into an ADT Original Equipment Manufacturer Agreement (the "OEM Agreement"), whereby ADT has agreed to purchase, and the Company has agreed to sell, the Company's hardware, software, and other products, as well as the Company's installation, training, support and maintenance services, at prices which are generally discounted from the Company's regular list prices. Additionally, ADT has agreed to promote and sell to its customers the entire EnWorks/(R)/ family of products, including primarily the En2000/TM/, integrated security system. The OEM Agreement may be terminated by either party for any reason upon six months prior written notice, or upon 30 days prior written notice in the event of a termination due to an uncured breach of the OEM Agreement by the nonterminating party.

     The Company and EDS have entered into a Card Access Systems Agreement, as amended (the "Systems Agreement"), whereby EDS shall purchase the Company's hardware, software and other products, as well as the Company's installation, education, support and maintenance services. EDS is entitled to purchase hardware and software from the Company at prices which are generally discounted from the Company's list prices. The Company shall perform any requested system installations, Licensed Software (as defined in the Systems Agreement) support services and hardware maintenance services at prices and rates as set forth in the Systems Agreement. EDS has agreed to promote and sell the Company's products and services in the marketplace for an initial term of three years.
The parties have agreed to formulate and approve a joint marketing plan in the third quarter of 1995 for the promotion and sale of their products. As a part of the joint marketing strategy, the Company has allowed EDS to market, promote and remarket Licensed Software and any documentation thereto as an authorized remarketer in accordance with the terms and conditions of the Systems Agreement.

     The Company has entered into a five-year Strategic Alliance Agreement (the "Alliance Agreement") with Lockheed Martin. The Alliance Agreement permits Lockheed Martin and the Company to cooperate and complement each other's efforts in identifying, proposing and marketing integrated security systems to governmental, corporate and industrial entities. The Alliance Agreement contemplates that Lockheed Martin and the Company will agree upon a particular teaming arrangement with each party assuming defined roles and responsibilities in order to more effectively compete for future business opportunities and programs. Pursuant to the terms and conditions of the Alliance Agreement, Lockheed Martin and the Company have agreed, with respect to mutually agreed projects, to jointly market and support each other's services without soliciting services or products from other sources or offering services and products to other contractors. After the initial five-year term, the Alliance Agreement may be extended upon the mutual agreement of the parties for additional one-year terms. The Alliance Agreement may be terminated by either party upon 12 months prior written notice.

Competition

     The U.S. security systems industry is highly competitive and fragmented. The Company believes that most of its competitors excel in a particular market niche rather than having broad-based market share. In Brazil, the Company competes with Sensormatic, Casi-Rusco and Northern Computers Corporation, among others. In North America, significant competitors include Software House/Sensormatic, Casi-Rusco, Matrix, Cardkey, Diebold, Johnson Controls, Honeywell, Infographic, MDI and The Pittston Brinks Group. Some of these competitors have greater name recognition, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than the Company. The Company may also face competition from potential new entrants into the Company's segment of the security systems industry, many of which have substantially greater resources than the Company. It is possible, for example, that existing or potential competitors of the Company could introduce less expensive and/or improved products. However, the Company believes that competition is based primarily on product performance and features and, to a lesser extent, on the basis of price. Other critical competitive factors include product reliability and flexibility of use with a user's other systems. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or successfully adapt to changes in the market for the Company's products. An increase in competition could have a material adverse effect on the Company's business and results of operations.

Employees

     As of December 31, 1996, the Company employed 64 individuals, of which approximately 45 were employed in Brazil and 19 were employed in the U.S. None of the Company's employees in the U.S. are represented by unions or were covered by any collective bargaining agreement. All of the Company's employees in Brazil, or approximately 70.3% of all employees, are covered by a collective bargaining agreement. The collective bargaining agreement expires on November 1, 1997 and is subject to annual renewal. In the event that representatives of management and employees are unable to agree on the terms of a new collective bargaining agreement, a court may ultimately determine such terms by rendering a binding judicial decision which would serve as the renewal agreement.

     In addition to the collective bargaining agreement, Brazilian labor laws are applicable to all of the Company's employees in Brazil. The requirements of the collective bargaining agreement and the Brazilian labor laws principally address the length of the work day, minimum daily wages for professional workers, contributions to a retirement fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment.

     As part of the Company's relocation of its executive and research and development activities to the U.S. and the downsizing of its operations in Brazil to limit its activities to sales and service of less complex security systems, the Company reduced its workforce in Brazil by approximately one-half during fiscal 1996. Under the terms of the collective bargaining agreement and Brazilian law, such reduction caused the Company to incur approximately $.2 million of severance and related expenses during such period, most of which was recognized in the third and fourth quarters of 1996. The Company anticipates further reductions of approximately 20% in Brazil during the first quarter of 1997, as compared to the end of fiscal year 1996.

     The Company believes that its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. The Company has not experienced a work stoppage, and the Company believes that its employee relations are good.

Forward-Looking Statements

     The foregoing Description of Business contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

Item 2.   DESCRIPTION OF PROPERTY
-------   -----------------------

       The Company is headquartered in Boca Raton, Florida. As of December 31, 1996, the Company leased approximately 9,300 square feet of office space at two locations: a central operations office in Boca Raton, Florida, and a marketing and sales office in New York City, New York. In January 1997, the Company reopened a Dallas, Texas sales office that was previously closed in 1995, and entered into an executive suite lease. The New York and Dallas offices are utilized by the Company's regional sales personnel. In the fourth quarter of 1996, the Company expanded its Boca Raton facilities in order to accommodate the relocation of its research and development personnel and to provide for an expanding workforce, all in the U.S. The expansion of the Boca Raton office and the reopening of the Dallas office increased the Company's total leased space by approximately 57%.

     The Company's Brazilian operations are headquartered in a Company-owned building located in Cotia, a suburb of Sao Paulo. The building was constructed in 1990 and is comprised of approximately 140,000 square feet of office and warehouse space. In addition to the Cotia-based headquarters, the Company maintains a number of service facilities located throughout Brazil. These offices, many of which are provided by customers of the Company, are used principally by the Company's service technicians.

     As of December 31, 1996, the Brazilian property is encumbered by a $2.9 million term mortgage held by a Brazilian bank. This mortgage currently bears interest at a rate of approximately 12% per annum, plus an inflation adjustment which was approximately 10% in 1996. Interest on the mortgage is payable monthly. Principal shall be amortized and shall be payable over a period of 50 months commencing on March 15, 1998. The Company's management believes that it currently maintains adequate insurance coverage on this property.

     As a component of the Company's downsizing plan, the Company is actively seeking to sell its Brazilian facility. However, the Company believes that the current competitive conditions in the Brazilian real estate market may limit the potential sale of its property in Brazil and that the Company may experience some difficulty in selling the property at a price which it deems to be fair. The Company anticipates that it will likely complete the sale of this property by the end of the 1997 fiscal year.

     The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of its U.S. operations and for additional sales and support offices in the U.S.

Item 3.   LEGAL PROCEEDINGS
-------   -----------------

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1996, the Company is not a party to any legal proceedings the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996.


                                    PART II

Item 5.   MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------   ---------------------------------------------------------------------

Description of Market for Securities

     As of September 25, 1996, the Company's Common Stock and redeemable common stock purchase warrants have been publicly traded on the Nasdaq SmallCap Market (the "Nasdaq-SCM") under the trading symbols ENSC and ENSCW, respectively. The following table sets forth the high and low per share and per warrant closing prices for the Company's securities traded on the Nasdaq-SCM for each quarter in which such securities were traded during the year ended December 31, 1996, as reported by the Dow Jones News/Retrieval Service.

                                        Closing Price
                                     ---------------------
                                       High          Low
         -------------------------------------------------
         Common Stock:
            Third Quarter 1996             7             6
            Fourth Quarter 1996        7 1/8             6

         Redeemable Warrants:
            Third Quarter 1996         1 3/8           7/8
            Fourth Quarter 1996        2 3/8        1 3/16

     These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

     The continued inclusion of the Company's securities on the Nasdaq-SCM is subject to certain specified financial tests and market-related criteria. The Company's failure to satisfy such maintenance criteria in the future may prevent the Company's securities from continuing to be quoted on the Nasdaq-SCM and may have a material adverse effect on the trading market for the Company's securities. No assurance can be given that a trading market will be maintained for the Company's securities.

     As of March 13, 1997, the Company's Common Stock was held of record by approximately 155 persons.

Dividends

     The Company has not declared or paid any dividends on its Common Stock since inception. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any such dividends in the foreseeable future. The payment of any future dividend will be at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future earnings, operations, capital requirements and financial condition, general business conditions and contractual restrictions on payment of dividends, if any.

Sales of Unregistered Securities

     On April 2, 1996, the Company issued in the aggregate 3,500,000 shares of Common Stock to Tecpo Comercio e Representacoes Ltda., a Brazilian limited liability company ("Tecpo"), and Fugrow Investments Inc., a British Virgin Islands corporation ("Fugrow"), in a stock-for-stock exchange for all the shares of Ensec Inc. and 99.99% of the shares of Ensec, S.A. Both Tecpo and Fugrow are indirectly wholly-owned by Charles N. Finkel, the Company's President and Chief Executive Officer. These shares were issued in transactions made in reliance upon the exemption provided in Section 4(2) of the Securities Act. On
December 31, 1996, the 2,500,000 shares of Common Stock owned by Tecpo were transferred to its parent, Mayfair Limited Partnership, a Delaware limited partnership ("Mayfair"), in a transaction not involving any sale of such Common Stock.

     On May 14, 1996, the Company concluded a private placement to certain accredited investors ("Bridge Investors") of units, each unit consisting of (i) a $25,000 10% senior subordinated note, and (ii) a warrant to purchase 2,500 shares of Common Stock at an exercise price of $.10 per warrant. All of the warrants issued in this private placement were immediately and mandatorily exercisable on September 30, 1996, the consummation of the Company's initial public offering. The total purchase price of all units sold in this private placement was $2,500,000. The Company sold the units to the Bridge Investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

     On October 10, 1996, the Company issued an option to purchase in the aggregate 15,000 shares of Common Stock to Seiden Krieger & Associates, Inc., an executive search and recruiting firm, as compensation for recruiting and consulting services provided by such firm to the Company. The options vest in one-third equal installments commencing on the date of the Company's 1997 annual meeting of shareholders for the election of directors and continuing on each such successive annual meeting. This option was issued by the Company in reliance upon Section 4(2) of the Securities Act.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     Amounts presented herein have generally been rounded to the nearest hundred thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements which are forward-looking and the accuracy of which are based upon certain uncertainties in the Company's future operations and results. For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Forward-Looking Statements" below.

General

     The Company derives its revenue primarily from the sales, installation and service of its integrated security systems. In 1995, the Company derived a material portion of its revenues from two sources which did not contribute to the Company's revenues in 1996 and will not contribute to the Company's revenue in future years: the leasing of postal tracking and tracing equipment to a single customer pursuant to a contract which terminated in the second fiscal quarter of 1995, and the sale, installation, service and maintenance of currency sorting equipment through a division which was sold in December 1995. The revenue and related costs from the currency sorting equipment division was classified as a discontinued operation with respect to fiscal year 1995.

     The Company began selling its integrated security systems in 1983. In 1995, the Company completed over four years of the development of and began marketing its second generation of integrated security systems: the EnWorks/(R)/ family of products, including the Company's flagship En2000/TM/ system. At such time, the Company began the amortization of approximately $3.6 million of capitalized software costs incurred in connection with the development of the EnWorks/(R)/ family of products. These and other additional capitalized costs will be amortized over the product's seven-year estimated useful life.

     In connection with the sale of the Company's currency sorting equipment division and its business strategy in Brazil, the Company has been implementing a downsizing plan which it expects to complete by the end of the first quarter of 1997, except for the sale of the Company's Brazilian headquarters, which the Company expects to occur by the end of fiscal year 1997. Pursuant to these efforts, the Company has, as of December 31, 1996, reduced its workforce in Brazil by approximately 78% as compared to 1995. These workforce reductions are expected to continue through the end of the first quarter of 1997, which reductions are expected to accumulate to an 82% total reduction from the 1995 Brazilian workforce.

     Additionally, the Company is attempting to reduce or eliminate expenses associated with its Brazilian headquarters by leasing the unused portion of such buildings, by selling the buildings outright, and/or by taking other actions. The implementation of the Company's downsizing plan has had a material adverse impact on the Company's operating results in the years during which such downsizing steps were taken even though the Company began to realize the benefits of such steps in fiscal year 1996. The Company expects to continue to realize increasing benefits of its downsizing efforts in fiscal year 1997. The costs associated with these efforts for each of the years ended December 31, 1995 and 1996 include employee termination expenses of $1.4 million and $.2 million, respectively. Furthermore, the Company anticipates the termination of certain fixed operating costs associated with the Company's Brazilian headquarters upon the completion of the Company's downsizing efforts.

     As a result of the effects of the Company's downsizing efforts, the results of operations of the Company for the years ended December 31, 1995 and 1996 are in certain respects not comparable.

Foreign Currency Exchange Rates and Translation Gains and Losses

     The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian reais, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized a loss of $1.2 million for the year ended December 31, 1995 and a gain of $.5 million for the year ended December 31, 1996.

     Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced translation losses in 1995 as a result of the dollar strengthening against the real. For the year ended December 31, 1996, the dollar weakened against the real, thus causing the translation gain in such period since the Company was in a net liability position related to the items translated at current rates.

     Although in 1994, the inflation rate in Brazil was approximately 900%, in 1995 and 1996 inflation rates decreased to 22% and 10%, respectively. For 1997, the Company believes that inflation in Brazil will continue to remain at or about the 1996 rate.

Results of Operations

Comparison of the Year Ended December 31, 1996 to the Year Ended December 31,
1995

     Sales. Total sales for both fiscal year 1996 and 1995 were approximately $8.6 million. The Company was able to maintain its sales levels from period to period even though the Company focused much of its efforts in the second and third quarter of 1996 on completing its initial public offering. Although total sales remained constant, the mix of sales revenue changed dramatically, reflecting the Company's refocusing on its core business of sales and service of integrated security systems. Sales from the leasing of postal tracking and tracing equipment and related service revenue decreased $1.3 million, or 100%, in 1996 from the comparable 1995 period as a result of the termination of a contract with the Brazilian postal authority in the second quarter of 1996. Integrated security system sales increased $1.3 million, or 17.8%, to $8.6 million in 1996 from $7.3 million in 1995, which reflected the refocusing of the Company's efforts on its integrated security systems.

     In fiscal year 1997, the Company expects overall sales growth resulting from its U.S. operations. To accomplish this growth, the Company intends to increase its sales force in order to strengthen the Company's direct marketing
efforts.   The Company will also seek to further develop its distribution channels and joint marketing and strategic alliances in order to both take advantage of indirect-marketing potential and to supplement the Company's direct-marketing efforts.

     Cost of Goods Sold. Cost of goods sold decreased $.3 million, or 5.2%, from $5.8 million in fiscal year 1995 to $5.5 million in fiscal year 1996. While the dollar amount of the cost of goods sold changed somewhat from year to year, the mix of the cost of goods sold changed significantly. During the second quarter of 1995, revenues from postal tracking and tracing equipment and related services ceased due to the Company's refocusing on its core business of sales and service of integrated security systems.

     The cost of goods sold, gross profit and gross profit percentage for the postal tracking and tracing equipment and related services was $.9 million, $.4 million and 30.8%, respectively. The cost of goods sold related to sales and service of the Company's integrated security systems was $4.9 million in 1995, inclusive of employee termination costs of $.4 million, as compared to costs of $5.5 million in 1996. The fiscal year 1996 cost of goods sold included $.4 million in costs attributable to increased software amortization expenses, increased employee wages in accordance with Brazilian collective bargaining agreements, and costs incurred as a result of increases in system sales. The resulting gross profit and gross profit percentages in 1995 and 1996 were $2.3 million and 31.9%, and $3.1 million and 36.0%, respectively. The overall increase in gross profit and gross profit percentage resulted from increases in gross profit on sales of the Company's products in the U.S. During the fourth quarter of 1996, the Company's gross profit and gross profit percentage on sales in the U.S. were $.5 million and 46.8%, respectively. However, this increase from period to period was limited in part by a decrease in gross profit realized from Brazilian sales resulting from a reduction in systems sales prices due to increased competition.

     The Company expects this increase to be maintained during 1997 along with a projected increase in sales. It is anticipated that further increases in gross profit and gross profit percentage will occur, together with a commensurate increase in sales, because the Company's software amortization expense will remain at its current level and because the Company expects to reduce certain costs of materials through a standardization of its production methods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 increased $ .7 million, or 13.2%, to $6.0 million from $5.3 million in 1995. As a part of its downsizing efforts, the Company reduced the number of employees in its Brazilian operations during the latter part of 1995 and in 1996. These workforce reductions resulted in a decrease of $.4 million of payroll and related costs during 1996 but were offset in part by termination costs and commission expenses of $.2 million during that same period. During the fourth quarter of 1996, the Company incurred public company expenses of $.1 million, professional fees of $.1 million in connection with the Company's downsizing efforts and employee litigation and recognized bad debt expenses totaling $.9 million. The bad debt expenses were associated with the Company's Brazilian operations and resulted from the Company (i) writing off $.5 million in disputed accounts receivable, (ii) writing off $.2 million in accounts receivable from certain governmental agencies for inflation adjustments; and (iii) increasing reserves by $.2 million primarily to cover a doubtful account receivable from a Brazilian governmental agency. The bad debt reserve was associated with a project that had been halted because of the agency's failure to sufficiently fund the project. The Company believes that the continued viability of this project is questionable.

     As a result of the Company's continued downsizing efforts, the Company's selling, general and administrative costs, including those costs associated with the Company's fixed assets in Brazil, are expected to decrease in fiscal year 1997.

     Research and Development Expenses. Research and development expenses for the year ended 1996 increased $.6 million, or 100%, from $.6 million in 1995 to $1.2 million in 1996. This increase resulted due to the fact that in 1995 the Company's development efforts were focused on completing the En2000/TM/ family of products and were thus capitalized, whereas in 1996, the Company's development efforts focused on new features whose costs have been expensed in the period in which such costs were incurred. In addition, the Company incurred employee termination costs of $.1 million in connection with relocating its research and development personnel to the U.S.

     Other Income and Expense. Interest income decreased $.6 million, or 85.7%, from $.7 million in 1995 to $.1 million in 1996. This decrease was attributable to a decrease in the amount of interest-bearing assets. Interest expense for 1996 increased $1.0 million, or 40%, to $3.5 million from $2.5 million in the comparable 1995 period due to interest paid on $2.5 million of indebtedness which was incurred in May 1996 in connection with the Company's bridge financing, and the amortization of deferred financing costs incurred in connection therewith. Other, net expense decreased by $.3 million, or 75%, to $.1 million in fiscal year 1996 from $.4 million in the year prior period. In 1995, the remaining book value of approximately $.4 million of certain postal tracking and tracing equipment was written down in connection with the termination of leases for such equipment. In 1996, an impairment loss of $.1 million was recognized in connection with certain furniture and fixtures which were no longer being used in the Company's operations.

     Income Tax Benefit. Income tax benefit in 1996 decreased by $1.1 million, or 78.6%, to $.3 million from $1.4 million in the comparable 1995 period. This decrease was primarily attributable to a decrease in the Company's available net deferred tax liability which could have been offset by foreign net operating losses generated in fiscal year 1996.

     Discontinued Operations. Because the currency sorting equipment division was sold in December 1995, there was no discontinued operations during 1996.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended 1996 amounted to $4.0 million which primarily resulted from the Company's net loss from operations of $6.9 million (adjusted for non-cash charges (credits) totaling $2.3 million) and a reduction in accounts payable of $.5 million. Net cash used in investing activities for the year ended 1996 amounted to $.5 million which resulted from costs of $.4 million associated with capital investment in the development of the Company's software and hardware products during the first quarter and costs of $.1 million associated with the purchase of infrastructure equipment for the Company's U.S. operations. Net cash provided by financing activities for the same period was $6.3 million which primarily resulted from the receipt of net proceeds in September 1996 from the Company's initial public offering of 1,900,000 shares of Common Stock and 2,185,000 redeemable common stock purchase warrants (the "Public Offering").

     On November 19, 1996, pursuant to the exercise of the underwriter's over-allotment option in connection with the Public Offering, the Company sold an additional 25,000 shares of Common Stock. The net proceeds from sales related to the Public Offering totaled $9.6 million, which were used to retire (i) $2.5 million of senior subordinated notes issued in May 1996 in connection with a completed private placement, (ii) approximately $2.7 million of notes payable and borrowings under loan agreements, and (iii) $.3 million of dividends payable. Of the $2.7 million of notes payable and borrowings under loan agreements, $2.6 million was due to several Brazilian banks and bore interest at rates of approximately 4% to 5% per month, and $.1 million was payable to the Company's Chief Executive Officer.

     While the Company has no commitments for capital expenditures as of December 31, 1996, it anticipates that it will incur approximately $1.0 million of research and development expenditures during the next 12 months in order to enhance existing products and to develop new products.

     The Company believes that the financing provided by the Public Offering, together with the net cash to be provided by operations, if any, available borrowings under lines of credit and other possible sources of future financings, should be sufficient to meet its presently anticipated cash needs for at least the next 12 months. However, there can be no assurance that the Company will achieve profitability in the next 12 months, and the Company may need to raise additional capital in the future.

Forward-Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: changes in the Company's sales, costs, expenses and other financial information; changes or adjustments in the Company's marketing and business strategies; the scope, nature and effects of the Company's downsizing plan, including without limitation the reduction of the Company's workforce and the potential sale of the Company's Brazilian headquarters; the possibility of fluctuations in the Brazilian economy, interest rates and currency and the effects thereof, if any, on the Company; the Company's ability to secure additional credit facilities or other future sources of financing in the U.S. and Brazil, as well as other sources, if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

     The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of integrated security systems (including software); the economic, social and political conditions in Brazil; the demand for the Company's products; the size and timing of future orders and new contracts; specific feature requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and maintenance and support services; changes in the level of operating expenses; and the present and future level of competition in the industry. As a result of these and other important factors, the results actually achieved may differ materially from expected results included in these statements.

Item 7.  FINANCIAL STATEMENTS
         --------------------

     The Company's Consolidated Financial Statements which are required to be included in this Item 7 are set forth in a separate section of this Report and commence on Page F-1 immediately following Page 33 of this Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
-------  ----------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

Directors and Executive Officers

     The directors and executive officers of the Company, and certain officers of its subsidiaries, their ages, and positions with the Company, Ensec Inc. and Ensec, S.A. are set forth below:


            Name                               Age   Position
            ----                               ---   --------

            Charles N. Finkel                  47    Chairman of the Board (Class III Director),
                                                     Chief Executive Officer and President of the Company;
                                                     Chairman of the Board and Chief Executive
                                                     Officer of Ensec, S.A. and Ensec Inc.

            James K. Norman                    50    Vice President-U.S. and Class I Director of
                                                     the Company; President, Chief Operating
                                                     Officer and Director of Ensec Inc.; Director
                                                     of Ensec, S.A.

            Flavio R. da Silva                 48    Vice President-Brazil and Class II Director of the Company;
                                                     President, Chief Operating Officer and
                                                     Director of Ensec, S.A.;
                                                     Director of Ensec Inc.

            Steven T. Geffin                   38    Vice President-Technology and Engineering of the Company; Vice
                                                     President and Director of Ensec, S.A. and Ensec Inc.

            David J. Rottner                   40    Vice President, Chief Financial Officer and Secretary of the
                                                     Company and Ensec Inc.

            Edward Morelli                     44    Vice President-Operations of Ensec Inc.

            Nuno J. Moura                      49    Vice President, Secretary and Controller of Ensec, S.A.

            John De George                     49    Vice President-Sales of Ensec Inc.

            Terence R. McAuliffe               40    Class I Director of the Company

            Raymond E. List                    52    Class II Director of the Company

     Charles N. Finkel founded Ensec, S.A. in 1983 and has been Chairman of the Board, Chief Executive Officer, President and a Class III director of the Company since its inception in April 1996. Mr. Finkel has 18 years of experience in the security industry commencing with Engesa, S.A., an armaments company based in Sao Paulo, Brazil, where Mr. Finkel was director of export sales. In 1983, Mr. Finkel left Engesa to found Ensec, S.A. Mr. Finkel received a degree in civil engineering from Armando Alvares Peteado, Brazil, and a Masters degree in Marketing from Getulio Vargas, Brazil.

     James K. Norman joined the Company in June 1996 as a Class I director, the Company's Vice President-U.S. and Chief Operating Officer. Prior to joining the Company, Mr. Norman was employed for 20 years by Racal-Milgo, Inc. and affiliated companies, serving from 1989 to 1995 as President of Racal-Datacom, Inc., a data communications company with revenues of approximately $300 million in 1995. Prior to that time, Mr. Norman served as Senior Vice President-Sales, Service and Marketing of Racal-Milgo, Inc., with worldwide responsibility for sales and service for all products designed and manufactured in the United States. Mr. Norman received a Bachelor of Science degree in Business Administration from Auburn University in Auburn, Alabama.

     Flavio R. da Silva joined the Company in December 1995 and has served as a Class II director of the Company since April 1996. Prior to joining the Company in 1995, Mr. da Silva held management positions, from 1971 to 1989, for Brasilit S.A., a manufacturer of building products, and from 1990 to 1995, for Fortilit S.A. and predecessor companies, a manufacturer of PVC products. Mr. da Silva received Bachelor of Science and Masters degrees in Business Administration from Mackenzie University, Brazil, and a Ph.D. in Engineering from the University of Sao Paulo, Brazil.

     Steven T. Geffin joined the Company in 1992 and has served as its Vice President-Technology and Engineering since April 1996. Prior to joining the Company, Mr. Geffin was employed in the research and development department for two years at Casi-Rusco, a competitor of the Company engaged in the sales and installation of security systems. Mr. Geffin is responsible for engineering, research and development and manufacturing for all Company products. Mr. Geffin received Bachelor of Science and Masters of Science degrees in Electrical Engineering from the University of Miami in Miami, Florida.

     David J. Rottner joined the Company in May 1996 as its Chief Financial Officer, Vice President and Secretary. Mr. Rottner has over 17 years of public accounting experience. From November 1993 to May 1996, Mr. Rottner was a certified public accountant with Grant Thornton LLP, a national accounting firm, in Fort Lauderdale, Florida. From April 1990 to November 1993, Mr. Rottner was a certified public accountant with Paul Scherer & Company, in New York, New York. Mr. Rottner received a Bachelor of Science degree in Accounting from the State University of New York, Albany.

     Edward Morelli joined the Company in 1994. From 1990 to 1994, Mr. Morelli was Operations Manager for Datalarm Security Systems, a security and card access company in Miami, Florida. Prior to that, he was Division Administrator for Sentrex Security Systems, also a security and card access company, in Miami.
Mr. Morelli's career in security systems began in 1974 installing fire and burglar alarms. Mr. Morelli studied electronics at PIO IX in Buenos Aires, Argentina.

     Nuno J. Moura joined the Company in 1995. From 1993 to 1995, Mr. Moura worked for Cadi Ltda. in Brazil as a personnel recruiter and administrator. From 1990 to 1993, he served as the controller for Brasinca, S.A., a producer, assembler and supplier of automotive parts. Mr. Moura received a Masters degree in Finance from Pontificia Universidade Catolica, Brazil.

     John De George joined the Company in 1995 as the Company's U.S. Sales Manager. From 1992 to 1995, Mr. De George was sales manager for Vikonics, Inc., a manufacturer of large scale computer-based integrated security and life safety systems in Teterboro, New Jersey. Prior to that, he was General Manager for Alphamation, Inc., a data/telecommunication and document/image processing systems integrator located in Hauppauge, New York. Mr. De George received a Bachelor of Science degree from Hofstra University in Hempstead, New York.

     Terence R. McAuliffe, Esq. joined the Company's Board of Directors as a Class I director in October 1996. Mr. McAuliffe is the Chairman of American Heritage Corporation, a premier builder of single-family homes in Central Florida. He also serves as Chairman and Chief Executive Officer of Jefferson National Title Insurance Company and as Chairman of American Marketing Services, Inc. Mr. McAuliffe serves on the Board of Directors of Beacon Energies, Made in the USA Shopping Network, Inc. and The Center for National Policy. Mr. McAuliffe formerly served as Vice Chairman of Federal Capital Bank, N.A. and as Chairman of Federal City National Bank. Mr. McAuliffe also served as Co-Chairman of the Clinton-Gore Committee '96. Mr. McAuliffe received a Bachelor of Arts degree from Catholic University of America, Washington, D.C. and a Juris Doctor degree from Georgetown University, Washington, D.C.

     Raymond E. List joined the Company's Board of Directors as a Class II director in October 1996. Mr. List is a Managing General Partner in Fairfax Partners, a venture capital partnership with investments in health care, software and environmental companies. From 1988 to 1994, Mr. List served as President and Chairman of ICF Kaiser Engineers, Inc., a worldwide engineering and construction company. Mr. List received a Bachelor of Civil Engineering degree from Union College in Schenectady, New York, a Masters degree in Engineering from Manhattan College, Bronx, New York and a Masters degree in Business Administration from Harvard University in Cambridge, Massachusetts.

     Officers of the Company are elected by the Board of Directors on an annual basis and serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no family relationships among any of the officers of the Company.

Election of Directors

     The Board of Directors is currently comprised of five members. Pursuant to the Company's Articles, the Board of Directors is divided into three classes, as nearly equal in number as possible, designated Class I, Class II and Class III. The term of the initial Class I directors terminates on the date of the 1997 annual meeting of shareholders; the term of the initial Class II directors terminates on the date of the 1998 annual meeting of shareholders and the term of the initial Class III directors terminates on the date of the

1999 annual meeting of shareholders. At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. Mr. Norman and Mr. McAuliffe are currently Class I directors, Mr. da Silva and Mr. List are currently Class II directors and Mr. Finkel is currently a Class III director. There are no family relationships among any of the directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and any persons who beneficially own ten percent or more of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Such persons are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon (i) a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal year 1996 and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1996, and (ii) written representations from such reporting persons that no Form 5 filings were required with respect to such fiscal year, the Company believes that each filing required to be made pursuant to Section 16(a) was made by each such reporting person on a timely basis.

Item 10.  EXECUTIVE COMPENSATION
--------  ----------------------

Compensation of Executive Officers

     The following table sets forth as of December 31, 1996, all compensation paid during the Company's last three fiscal years to the Company's Chief Executive Officer and to executive officers whose total annual compensation exceeded $100,000 during the last fiscal year.

                          Summary Compensation Table

                                                                                                  Long Term
                                                                                                 Compensation
                                                      Annual Compensation(1)                       Awards
                               ---------------------------------------------------------------   --------------
                                                                                                  Number of
                                                                                                  Securities
Name and Principal                                                           Other Annual         Underlying       All Other
Position                        Year        Salary         Bonus             Compensation(2)      Options(3)     Compensation
----------------------------   ------      --------       -------            -----------------    -------------  -------------
Charles N. Finkel,              1996       $216,112        $   -0-              $10,246           25,000          $ 35,642(4)
 Chief Executive Officer        1995       $116,500        $   -0-              $   -0-            -  0-          $107,200(5)
 of the Company, Ensec,         1994       $ 73,000        $   -0-              $   -0-            -  0-          $117,900(6)
 S.A. and Ensec Inc.

Flavio R. da Silva,             1996       $124,331        $   -0-              $17,542           50,000          $    -0-
 Vice President-Brazil          1995       $  9,112        $   -0-              $   -0-            -  0-          $    -0-
 of the Company and
 President and Chief
 Operating Officer of
 Ensec, S.A.(7)

Steven T. Geffin,               1996       $ 92,836        $25,000              $   -0-           50,000          $    -0-
 Vice President-                1995       $ 91,863        $   -0-              $   -0-            -  0-          $    -0-
 Technology and                 1994       $ 65,800        $   -0-              $   -0-            -  0-          $    -0-
 Engineering of the
 Company and Vice
 President of Ensec, S.A.

---------------------
 (1) In accordance with the rules of the Commission, the compensation described in this table does not include medical group life insurance or other benefits received by the named executive officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits, securities or property received by the executives which do not exceed the lesser of $50,000 or 10% of any such named executive officer's salary and bonus disclosed in this table.
 (2) In accordance with their employment agreements, the Company paid to Messrs. Finkel and da Silva a monthly automobile allowance and paid to Mr. da Silva the amount of his medical premiums which exceed those provided under Ensec, S.A.'s employee benefit plan. Additionally, the amounts in this column include the value of additional employment-related benefits which accrued to Messrs. Finkel and da Silva during fiscal 1996 under Brazilian law.
 (3) The value of these options are detailed in the "Option Grants in Last Fiscal Year" table below. All options were granted under the Company's 1996 Stock Option Plan (the "Plan").
 (4) Represents the following compensation for expenses paid by the Company on behalf of the named executive officer in fiscal year 1996: (i) $1,786 in property maintenance expenses; (ii) $3,575 in car expenses; (iii) $5,381 in meal expenses; (iv) $14,283 in travel expenses; (v) $5,700 in entertainment expenses; and (vi) $4,917 in miscellaneous expenses.
 (5) Represents following compensation for expenses paid by the Company on behalf of the named executive officer in fiscal year 1995: (i) $9,648 in property maintenance expenses; (ii) $17,152 in car expenses; (iii) $18,224 in meal expenses; (iv) $26,800 in travel expenses; (v) $24,656 in entertainment expenses; and (vi) $10,720 in miscellaneous expenses.
 (6) Represents the following compensation for expenses paid by the Company on behalf of the named executive in fiscal year 1994: (i) $9,432 in property maintenance expenses; (ii) $15,327 in car expenses; (iii) $21,222 in meal expenses; (iv) $30,654 in travel expenses; (v) $23,580 in entertainment expenses; and (vi) $17,685 in miscellaneous expenses.

(7) The table reflects compensation earned only in 1995 and 1996 as Mr. da Silva was not employed by the Company at any time during 1994.

         The following table sets forth information regarding options to purchase the Company's Common Stock granted by the Company during the last fiscal year to the executives named in the Summary Compensation Table.


                                      Option Grants in Last Fiscal Year

                                 Number of
                                 Securities       % of Total
                                 Underlying    Options Granted     Per Share
                                  Options      to Employees in      Exercise    Expiration
         Name                    Granted(1)     Fiscal Year(2)       Price         Date
         ---------------------  ------------  ------------------  ------------ -------------
         Charles N. Finkel            25,000         7.0%            $3.00         2006
         Steven T. Geffin             50,000        14.1%            $3.00         2006
         Flavio R. da Silva           50,000        14.1%            $3.00         2006

------------------
(1) According to each named executive officer's option agreement, the options shall vest in one-third equal installments over a two-year period. The first vesting occurred on September 30, 1996 and subsequent vestings shall occur on September 30, 1997 and September 30, 1998, provided that the named executive officer is still employed by the Company as of each such date. The option agreements provide for accelerated vesting in the event the executive is terminated by the Company other than for cause, or in connection with certain changes in control of the Company.
(2) Options to purchase a total of 355,000 shares were granted to employees of the Company in fiscal year 1996 under the Plan. This aggregate amount does not include options to purchase in the aggregate 30,000 shares of Common Stock granted under the Plan in October 1996 to certain non-employee directors of the Company and an option to purchase 15,000 shares of Common Stock (not under the Plan) which was granted in October 1996 to an outside consultant.

         During 1996, no options were exercised by any of the three named executive officers. The following table sets forth information with respect to such executive officers concerning unexercised options held as of December 31, 1996.

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                             Number of Securities                        Value of Unexercised In-
                            Underlying Unexercised                       the-Money Options at FY-
                              Options at FY-End                                   End
                          ----------------------------                 ----------------------------
                                               Not                                          Not
Name                        Exercisable    Exercisable                  Exercisable    Exercisable
----------------------     ------------   ------------                 -------------  -------------
Charles N. Finkel.....      8,333 1/3      16,666 2/3                     $ 26,042       $  52,083
Flavio R. da Silva....     16,666 2/3      33,333 1/3                     $ 52,083       $ 104,167
Steven T. Geffin......     16,666 2/3      33,333 1/3                     $ 52,083       $ 104,167
---------------

(1) These options have an exercise price of $3.00 per share and are exercisable during the period from 1996 to 2006.
(2) These values represent potential gains on both exercisable and unexercisable options based on the closing price of the underlying Common Stock as of December 31, 1996 less the exercise price of the options.

Compensation of Directors

     In fiscal year 1996, the Company did not pay a director's fee or other similar compensation to any director of the Company for his service as such.
The Company does not intend to compensate non-employee directors for serving as directors of the Company, except to reimburse them for their reasonable expenses incurred in connection with such service and to issue grants of Director Awards (as defined below) under the Plan. See "--1996 Stock Option Plan." Directors who are also employees of the Company do not receive additional compensation for serving as a director.

     In October 1996, the Company granted each of Messrs. List and McAuliffe a Director Award to purchase 15,000 shares of Common Stock at an exercise price of $6.34 per share, which represents the fair market value of the Common Stock on the date of grant. The options under the Director Awards vest automatically in one-third increments over a three-year period, commencing upon the date of the Company's 1997 annual meeting of shareholders, and continuing upon successive annual meetings in 1998 and 1999.

Employment Agreements

     The Company or its subsidiaries are parties to substantially similar employment agreements with Messrs. Finkel, Norman, da Silva, Geffin, Morelli, Rottner and De George, pursuant to which each of these individuals serve as an executive officer of the Company, Ensec, S.A. and/or Ensec Inc. Each of the employment agreements is for an initial three-year term, which commenced in May or June 1996 and will automatically renew for successive three-year terms unless either party provides written notice to the other party at least 90 days prior to renewal.

     Pursuant to the employment agreements, Messrs. Finkel, Norman, da Silva, Geffin, Morelli, Rottner and De George received an annual base salary for fiscal year 1996 of $240,000, $127,000, $127,000, $100,000, $80,000, $75,000 and
$85,000, respectively, which may be increased from time to time by the Board of Directors. Mr. Rottner's employment agreement provides for minimum annual increases in base salary of 5%. Mr. De George's agreement provides for payment of an additional 2% of sales revenues on sales of Company products by Mr. De George until December 31, 1996. After such time, such sales commissions shall terminate and shall be replaced by a sales incentive program to be established by the Company. The employment agreements for Messrs. Norman, da Silva and Geffin provide for annual cash bonuses equal to 25% of the annual base salary then in effect for such individuals in the event that certain subsidiary budgets are attained by the end of each fiscal year; however, Messrs. Norman and da Silva voluntarily elected to waive their bonuses for fiscal year 1996. The other executive officers will be eligible for annual cash bonuses as determined in the discretion of the Board of Directors of the Company based upon their attainment of individual performance targets and the financial performance of the Company or its subsidiaries.

     The agreements provide that upon the termination of employment by the Company, other than for Cause (as defined in the agreements), the Company shall pay (i) in the case of Mr. Finkel, an amount equal to the aggregate present value of the product of (x) the average aggregate annual compensation subject to U.S. income tax and paid to Mr. Finkel by the Company during the five calendar years preceding the taxable year in which the date of termination occurs, multiplied by (b) 2.99; (ii) in the case of Mr. Norman, one and one-half times the amount of his total cash compensation in the 12 months preceding the date of termination; and (iii) in the case of Messrs. da Silva, De George, Geffin, Morelli and Rottner, the amount of such executive officer's total cash compensation in the 12 months preceding the date of termination. The agreements provide for noncompetition, nonsolicitation and nondisclosure covenants.

     The agreements also provide for each executive officer to receive a grant of options under the Plan which will vest in one-third equal installments over a two-year period. The first vesting occurred as of September 30, 1996, and subsequent vestings will occur on September 30, 1997 and September 30, 1998. Except for Mr. Finkel's options, which are non-qualified stock options, the options granted to these executive officers are incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and provide for an exercise price of $3.00 per share, subject to adjustment in accordance with the terms of the Plan. In order for the options to vest, the executive officer must be employed by the Company or any of its subsidiaries as of the date of vesting. According to the terms of the Plan and each executive officer's option agreement, the vesting of options will be accelerated and the all of the options will become immediately exercisable in the event the executive officer is terminated by the Company other than for Cause (as defined in such executive officer's employment agreement), or in the event of certain changes in control of the Company.

1996 Stock Option Plan

     The Company has adopted the Plan, pursuant to which stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan), stock appreciation rights, restricted stock, performance share awards and phantom stock unit awards may be granted to directors and certain key employees (the "Participants"). The Plan provides for the automatic grant to directors who are not employees of the Company (each, a "Director Award") or its subsidiaries, at such time as an individual becomes a director of the Company, of Nonqualified Stock Options to purchase 15,000 shares of Common Stock at an exercise price per share equal to the greater of $3.00 or the fair market value of the shares on the date of grant. A Director Award vests in equal increments of 5,000 shares per year, commencing upon the date of the Company's annual meeting of shareholders for the election of directors next following the date that such individual became a director and continuing with each such successive annual meeting provided such person remains a director of the Company as of such date. The Plan also provides for the acceleration of the vesting schedule of Director Awards in certain circumstances.

     With respect to the grant of awards under the Plan to persons other than non-employee directors, the committee which is responsible for administering the Plan (the "Committee") will determine persons eligible to be granted stock options, stock appreciation rights, performance share awards and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any such option, grant or award. An Incentive Stock Option is intended to qualify as an incentive stock option within the meaning of Section 422 of the Code. Any Incentive Stock Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Stock Option granted under the Plan (i.e., an option to purchase Common Stock that does not meet the Code's requirements for Incentive Stock Options) must have an exercise price of at least the par value of the stock.

     Stock appreciation rights may be granted in conjunction with the grant of an Incentive or Nonqualified Stock Option under the Plan or independently of any such option. A stock appreciation right granted in conjunction with a stock option may be an alternative right, in which event, the exercise of the stock option terminates the stock appreciation right to the extent of the shares purchased upon exercise of the stock option and, correspondingly, the exercise of the stock appreciation right terminates the stock option to the extent of the shares with respect to which such right is exercised. A stock appreciation right, may not, however, be granted in conjunction with an Incentive Stock Option under circumstances in which the exercise of the stock appreciation right affects the right to exercise the Incentive Stock Option or vice versa, unless certain terms and conditions are met.

     Subject to the terms of the Plan, the Committee may award shares of restricted stock to the Participants. Generally, a restricted stock award will not require the payment of any option price by the Participant but will call for the transfer of shares to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

     Performance shares may be awarded to participants based upon the degree to which certain objective performance goals, as established by the Committee, are attained. The amount earned with respect to an award of performance shares will usually be payable in stock based upon the fair market value of such stock upon the valuation date. The Committee, may, however, vary the composition of a performance share award at its discretion.

     The Company may also issue phantom stock unit awards to Participants upon terms and conditions established by the Committee from time to time. A phantom stock unit entitles the holder of such unit to a hypothetical equivalent of one share of stock granted in connection with a Plan award or deferred performance share award. Phantom stock unit awards are nontransferable and will be subject to forfeiture if employment of the Participant is terminated before such awards become vesting in accordance with their terms.

     There are 450,000 shares of Common Stock authorized for possible issuance under the Plan. As of December 31, 1996, options to purchase 385,000 of such reserved shares have been granted to executive officers and non-employee directors of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Beneficial Ownership of Common Stock

     The following table sets forth information with respect to the shares of Common Stock beneficially owned as of December 31, 1996 by (i) those persons who were beneficial owners of more than 5% of the Company's outstanding shares of Common Stock (as obtained from reports regarding such ownership filed by such persons with the Securities and Exchange Commission), (ii) each of the Company's directors and certain of its executive officers, and (iii) all directors and executive officers of the Company as a group.

Name and Address                                             Amount and Nature
of Beneficial Owner(1)                                      of Beneficial Owner        Percent of Class
----------------------                                      -------------------        ----------------

Charles N. Finkel......................................       3,433,333 1/3(2)             60.61%(2)
Flavio R. da Silva.....................................          16,666 2/3(3)               .29%(3)
Steven T. Geffin.......................................          16,666 2/3(3)               .29%(3)
James K. Norman........................................          50,000(4)                   .88%(4)
All directors and executive
 officers as a group (7 persons).......................       3,526,666 2/3(2-5)           61.25%(2-5)

-------------

(1) The address of each shareholder is 751 Park of Commerce Drive, Suite 104, Boca Raton, Florida 33487. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person on or before March 1, 1997 upon the exercise of options, warrants or convertible securities and the table above reflects shares of Common Stock which may be acquired upon the exercise of options granted under the Plan that have already vested or will vest on or before March 1, 1997.
(2) Includes (i) 8,333 1/3 shares of Common Stock which may be acquired upon the exercise of options granted under the Plan which have already vested (the "Option Shares") and (ii) 3,425,000 shares that are indirectly owned by Mr. Finkel through wholly-owned entities. See "Certain Relationships and Related Transactions."
(3)  Consists of 16,666 2/3 of the Option Shares.
(4)  Consists of 50,000 of the Option Shares.
(5) Includes 10,000 of the Option Shares which may be acquired by an executive officer of the Company not named in the table set forth above.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     In July 1996, Charles N. Finkel, the Company's President and Chief Executive Officer, deposited $400,000 in a Brazilian bank to secure the guarantee of a $400,000 loan from such bank to the Company. In addition, Mr. Finkel loaned $100,000 to the Company, which loan bore interest at a rate of 5% per annum. In August 1996, the Company borrowed $500,000 from an individual, through Mr. Finkel, which debt was due September 30, 1996, and bore interest at a rate of approximately 5% per month. Repayment of this indebtedness was personally guaranteed by Mr. Finkel. Such loans were repaid in full in September and October 1996, at which time the $400,000 deposited by Mr. Finkel was released by the bank.

     All related party transactions were on terms no less favorable than those with unaffiliated third parties. All future transactions will be on terms no less favorable than the

Company could obtain based upon negotiations with unaffiliated third parties in arms-length transactions.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K
--------   --------------------------------

Exhibit Index
3.1*       Articles of Incorporation of the Company, as amended
3.2*       Bylaws of the Company
4.1*       Form of Common Stock Certificate
4.2*       Form of Redeemable Warrant Certificate
10.1*      1996 Stock Option Plan, as amended
10.2*      Strategic Alliance Agreement between Lockheed Martin IMS and Ensec
           Inc.
10.3*      Card Access Systems Agreement between Ensec Inc. and Electronic Data
           Systems Corporation, as amended to the date hereof
10.4*      Software Value Added Reseller Agreement between Ensec Inc. and ICL
           Enterprises
10.5*      Agreement between Ensec Inc. and The Port Authority of New York and
           New Jersey
10.6*      Agreement for Purchase and Sale of the Bank Automation Division of
           Ensec, S.A. between De La Rue Investimentos Ltda. and Ensec S.A.
10.7*      Form of Employment Agreement representing Employment Agreements between the Company and each of Charles N. Finkel, James K. Norman,
           Flavio R. da Silva, Steven T. Geffin, Edward Morelli, David J.
           Rottner and John De George
10.8**     ADT Original Equipment Manufacturer Agreement between Ensec Inc. and
           ADT
11.1***    Statement Regarding Computation of Per Share Earnings
21.1*      Subsidiaries of the Registrant
23.1***    Consent of Grant Thornton LLP
27.1***    Financial Data Schedule

-------------------------

* Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (File No. 333-06223), as filed with and declared effective by the Commission on September 25, 1996.
** To be filed by amendment to the Company's Quarterly Report on Form 10-QSB, dated as of September 30, 1996, as filed with the Commission on November 13, 1996 (File No. 0-21361).
***  Filed as an exhibit hereto.

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENSEC INTERNATIONAL, INC.
                         -----------------------------
                                 (Registrant)



Date: March 19, 1997                 By: /s/ Charles N. Finkel
                                        -----------------------------------
                                        Charles N. Finkel
                                        President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: March 19, 1997                 By: /s/ Charles N. Finkel
                                        -----------------------------------
                                        Charles N. Finkel
                                        Director, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


DATE: March 19, 1997                 By: /s/ David J. Rottner
                                        -----------------------------------
                                        David J. Rottner
                                        Vice President, Chief Financial Officer
                                        and Secretary
                                        (Principal Financial Officer)


DATE: March 19, 1997                 By: /s/ James K. Norman
                                        -----------------------------------
                                        James K. Norman
                                        Director


DATE: March 19, 1997                 By: /s/ Flavio R. da Silva
                                        -----------------------------------
                                        Flavio R. da Silva
                                        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Pages
                                                                        -----

Report of Independent Certified Public Accountants..............         F-2

Consolidated Balance Sheets.....................................         F-3

Consolidated Statements of Operations...........................         F-4

Consolidated Statement of Stockholders' Equity..................         F-5

Consolidated Statements of Cash Flows...........................         F-6

Notes to Consolidated Financial Statements......................     F-7 to F-21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Ensec International, Inc.

        We have audited the accompanying consolidated balance sheets of Ensec International, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ensec International, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

Grant Thornton LLP

Fort Lauderdale, Florida
February 6, 1997

                  Ensec International, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31,

                                    ASSETS

                                                             1996                    1995
                                                         -----------              -----------

Current assets
  Cash and cash equivalents                              $ 2,257,103              $   239,031
  Short-term investments                                          --                  922,775
  Accounts receivable (less allowance for doubtful
    accounts of $258,000 and $115,000
    in 1996 and 1995, respectively)                        1,395,137                1,747,550
  Inventory                                                  736,425                  856,882
  Net current assets of discontinued operations                   --                  225,000
  Prepaid expenses and other current assets                  317,384                  342,652
                                                         -----------              -----------

          Total current assets                             4,706,049                4,333,890

Property and equipment, net                                2,333,742                2,649,913
Other assets
  Capitalized software costs, net                          3,545,000                3,825,000
  Refundable income taxes                                    196,000                   74,000
  Net other assets of discontinued operations                     --                    5,000
  Other assets                                                77,711                   66,400
                                                         -----------              -----------

          Total assets                                   $10,858,502              $10,954,203
                                                         ===========              ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                   --                2,120,000
  Lines of credit                                                 --                  268,774
  Accounts payable                                           619,907                  978,070
  Accrued and other liabilities                            1,401,563                  980,384
  Dividends payable                                               --                  300,647
  Current portion of long-term debt                          861,000                1,191,000
                                                         -----------              -----------

          Total current liabilities                        2,882,470                5,838,875
                                                         -----------              -----------

Long-term debt, less current portion                       2,962,000                3,209,000
Deferred income taxes                                             --                  319,000

Commitments and contingencies                                     --                       --

Stockholders' equity
  Preferred stock, authorized 3,000,000 shares at $.01
     par value; issued and outstanding, 0 shares at
     December 31, 1996 and 1995                                   --                       --
  Common stock, authorized 20,000,000 shares at $.01
     par value; issued and outstanding, 5,656,250 and
     3,500,000 shares at December 31, 1996 and 1995,
     respectively                                             56,563                   35,000
  Additional paid-in capital                              13,721,482                3,434,501
  Accumulated deficit                                     (8,764,013)              (1,882,173)
                                                         -----------              -----------

     Total stockholders' equity                            5,014,032                1,587,328
                                                         -----------              ----------

          Total liabilities and stockholders' equity     $10,858,502              $10,954,203
                                                         ===========              ===========

The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,

                                               1996                   1995
                                          -------------          -------------

Sales                                     $  8,576,915           $  8,560,815
Cost of goods sold                           5,506,674              5,833,695
                                          ------------           ------------

Gross profit                                 3,070,241              2,727,120

Selling, general and administrative
  expenses                                   6,001,953              5,287,938
Research and development expenses            1,162,168                600,000
Translation loss (gain)                       (450,000)             1,229,960
                                          ------------           ------------
  (Loss) from operations                    (3,643,880)            (4,390,778)

Other (income) expenses
  Interest income                             (125,308)              (648,341)
  Interest expense                           3,542,107              2,519,517
  Other, net                                   140,161                395,329
                                          ------------           ------------
                                             3,556,960              2,266,505
                                          ------------           ------------
  Loss from continuing operations
    before income taxes                     (7,200,840)            (6,657,283)

Income tax (benefit)                          (319,000)            (1,395,857)
                                          ------------           ------------

  Loss from continuing operations           (6,881,840)            (5,261,426)
                                          ------------           ------------

Discontinued operations
  Earnings from operations of
    discontinued division (less
    applicable income taxes of $208,773)            --                435,587
  Gain on disposal of discontinued
    division
    (Less applicable income taxes of
      $483,084)                                     --              1,007,916
                                          ------------           ------------

  Net loss                                $ (6,881,840)          $ (3,817,923)
                                          ============           ============
  Net earnings (loss) per common share:
    Continuing operations                 $      (1.63)          $      (1.35)
    Discontinued operations                         --                    .37
                                          ------------           ------------

Net (loss) per common share               $      (1.63)          $       (.98)
                                          ============           ============

The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Two Years Ended December 31, 1996


                                                                                   Retained
                                      Common Stock                 Additional      Earnings
                                ------------------------            Paid-In      (Accumulated
                                   Shares         Amount            Capital         Deficit)         Total
                                -------------    ---------        ------------    ------------    ------------
Balance at
 January 1, 1995                    3,500,000    $  35,000        $  3,434,501   $  1,935,750     $ 5,405,251

Net loss                                   --           --                  --     (3,817,923)     (3,817,923)
                                 ------------    ---------        ------------   ------------     -----------

Balance at
 December 31, 1995                  3,500,000       35,000           3,434,501     (1,882,173)      1,587,328

Warrants issued in
 connection with senior
 subordinated notes, net                   --           --             642,704             --         642,704

Net proceeds from
 issuance of common
 stock and warrants                 1,925,000       19,250           9,623,465             --       9,642,715

Exercise of warrants                  231,250        2,313              20,812             --          23,125

Net loss                                   --           --                  --     (6,881,840)     (6,881,840)
                                 ------------    ---------        ------------   ------------     -----------

Balance at
 December 31, 1996                  5,656,250    $  56,563        $ 13,721,482   $ (8,764,013)    $ 5,014,032
                                 ============    =========        ============   ============     ===========



The accompanying notes are an integral part of this statement.

                   Ensec International, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,


                                                        1996           1995
                                                   -------------  -------------
Cash flows from operating activities:
  Net (loss)                                       $ (6,881,840)  $ (3,817,923)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization expense              953,234        674,832
     (Gain) on sale of division                              --     (1,491,000)
     Provision for deferred taxes                      (319,000)            --
     Increase in allowance for doubtful accounts
       and write-off of accounts receivable             890,000             --
  Amortization of debt discount                         725,000             --
  Changes in assets and liabilities:
     Decrease (increase) in short-term investments      922,775       (922,775)
     (Increase) decrease in accounts receivable        (485,320)       337,450
     Decrease (increase) in inventory                   120,457       (418,094)
     (Increase) decrease in prepaid and other
      current assets                                    (27,384)        70,122
     Decrease in net assets of discontinued
      operations                                        230,000         67,000
     (Increase) decrease in other assets and
      refundable income taxes                            (9,311)        15,557
     (Decrease) increase in accounts payable           (534,307)       321,585
     Increase (decrease) in accrued and other
      liabilities                                       466,563     (1,144,795)
                                                   ------------   ------------

  Net cash used in operating activities              (3,949,133)    (6,308,041)

Cash flows from investing activities:
  Computer software costs                              (372,400)    (1,202,000)
  Proceeds from sale of fixed assets                         --        575,000
  Proceeds from sale of currency sorting
   equipment                                                 --      1,812,000
  Purchase of fixed assets                             (147,662)      (181,487)
                                                   ------------   ------------

  Net cash (used in) provided by investing
   activities                                          (520,062)     1,003,513

Cash flows from financing activities:
  Net borrowings (repayments) under credit
   line agreements                                     (268,774)       268,774
  Dividends paid                                       (300,647)            --
  Proceeds of issuance of senior subordinated
   notes                                              2,500,000             --
  Principal payments on long term debt and
   senior subordinated notes                         (3,077,000)            --
  Net proceeds from issuance of common stock
   and warrants                                       9,642,715             --
  Exercise of warrants                                   23,125             --
  Cost of warrants issued in connection with
   senior subordinated notes                            (82,296)            --
  Net borrowings from affiliates                             --          8,228
  Net borrowings (repayments) under loan
   agreements                                        (2,120,000)     3,753,000
                                                   ------------   ------------

  Net cash provided by financing activities           6,317,123      4,030,002
                                                   ------------   ------------

Net increase (decrease) in cash and cash
 equivalents                                          1,847,928     (1,274,526)
Translation gain (loss) on cash and cash
 equivalents                                            170,144       (392,455)

Cash and cash equivalents at beginning of year          239,031      1,906,012
                                                   ------------   ------------
Cash and cash equivalents at end of year           $  2,257,103   $    239,031
                                                   ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                       $  3,395,107   $  1,175,517
                                                   ============   ============
    Income taxes                                   $         --   $     48,000
                                                   ============   ============


The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF ACCOUNTING POLICIES

Ensec International, Inc. and Subsidiaries (the "Company") designs, develops, assembles, sells and maintains integrated security systems. Ensec International, Inc. has two wholly-owned subsidiaries, Ensec Engenharia e Sistemas de Seguranca S.A. ("Ensec, S.A."), a Brazilian corporation, and Ensec Inc., a Florida corporation. All intercompany transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments
----------------------

The short-term investment at December 31, 1995, consists of a certificate of deposit which was restricted because it was pledged as a performance guarantee under a contract. The certificate of deposit was released in September 1996.

Inventories
-----------

Inventories are stated at the lower of cost or market based on a first-in, first-out basis. Inventories are comprised of the following:

                                                     1996             1995
                                                   ---------        ---------
   Parts and supplies                              $ 360,012        $ 369,028
   Inventory applicable to contracts in
    progress, net of billings of $2,592,490 and
    $1,002,341 in 1996 and 1995, respectively        376,413          487,854
                                                   ---------        ---------
                                                   $ 736,425        $ 856,882
                                                   =========        =========

Depreciation
------------

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes. The useful lives are as follows:

               Equipment                      5 to 10 years
               Furniture and fixtures         5 to 10 years
               Building and improvements           40 years

                   Ensec International, Inc. and Subsidiaries

Income Taxes
------------

Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Use of Estimates
----------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The Company's estimates of the percentage of completion on contracts are based on management's best estimate of total costs to be incurred. However, the actual results may be different from management's estimates.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at December 31, 1996 and 1995, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Cash Equivalents and Short-Term Investments: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

Debt, Lines of Credit and Notes Payable: The carrying amounts of debt, lines of credit and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to

                   Ensec International, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

Revenue Recognition
-------------------

Revenue is recognized upon delivery and acceptance for normal product sales, which are those systems which do not require significant software customization and are completed within relatively short time-frames. Revenues from those turnkey systems that require significant customization are recognized as contract revenues under the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. Progress billings in accounts receivable are currently due in accordance with the contract terms. Revenue received under maintenance contracts is recognized over the term of the related agreements.

Research and Development
------------------------

Research and development cost in connection with the development of the Company's computerized security systems software are expensed as incurred until technological feasibility has been established at which time these costs are capitalized.

Capitalized Software Costs
--------------------------

The Company capitalized costs incurred for internally developed software to be sold, leased, or otherwise marketed where economic and technological feasibility has been established. Capitalized software costs are amortized over the estimated economic useful life of the software product (7 years). Capitalized software costs amounted to $4,491,000 and $4,119,000 at December 31, 1996 and 1995, respectively. Accumulated amortization at December 31, 1996 and 1995, amounted to $946,000 and $294,000, respectively. Costs of product enhancements are capitalized and amortized over the remaining life of the product.

Impairment of Assets
--------------------

The Company periodically assesses the realizability of the capitalized software costs. This assessment includes calculations of the estimated future gross profits to be realized from product sales as well as consideration of changes in hardware and software technology.

                  Ensec International, Inc. and Subsidiaries

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material impact from the adoption of the provisions of SFAS 121 in 1996.

Foreign Currency Translation
----------------------------

Ensec, S.A. operates in a highly inflationary country (Brazil). As a result, the U.S. dollar is considered the functional currency and a combination of current and historical rates is used in translating assets and liabilities. The related exchange adjustments are included in operations.

The adjustments to reflect the effects of inflation, which are required by generally accepted accounting principles in Brazil, have been eliminated in these translated financial statements to conform them with generally accepted accounting principles in the United States.

Earnings Per Common Share
-------------------------

Net loss per share has been computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of shares of common stock and common stock equivalent shares used for computing net loss was 4,223,408 and 3,904,896 in 1996 and 1995, respectively. Weighted average shares includes the effect of the options and warrants issued with exercise prices below the initial public offering price and excludes options issued after the initial public offering because such options were issued at fair market value, as calculated under the treasury stock method.

In May 1996, the Company completed the bridge financing as discussed in Note N. A part of those proceeds, along with a part of the proceeds from the public offering (see Note L) were used to retire certain indebtedness. Supplementary loss per share data, assuming the issuance of the shares and the retirement of debt at the beginning of the period, would be $(.92) and $(.67) for the years ended December 31, 1996 and 1995, respectively.

Concentration of Credit Risk
----------------------------

The Company's sales are concentrated in the United States and Brazil. Approximately 72% of the Company's sales in 1996 and 1995, are in Brazil, of which one customer represents 16% and 18% in 1996 and 1995, respectively. In the United States, 29% and 53% of the 1996 sales were to each of two customers, respectively, while 62% of the 1995 sales resulted from a single contract.

                  Ensec International, Inc. and Subsidiaries

At December 31, 1996, the Company had cash deposits with a bank in excess of the $100,000 FDIC insurance coverage limit in the amount of approximately $220,298. In addition, cash equivalents consisted of a $2,049,933 investment in money market funds.

Stock Options
-------------

Options granted under the Company's 1996 Stock Option Plan (the "Plan") are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which requires additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company elected to continue to apply APB 25 in 1996 and has disclosed the required information of SFAS No. 123 in Note Q. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123.

NOTE B - RISKS AND UNCERTAINTIES

The Company will generate an increasing portion of its revenue from the sale and service of En2000 integrated security system products. These products are exposed to the risk that new technology could be introduced resulting in significantly lowered demand for its products. Also, the estimated useful life of the Company's capitalized software costs is a significant estimate for which it is reasonably possible that such a technology change will affect the estimated useful life.

A significant amount of the Company's operations are based in Brazil. The Brazilian market in which the Company operates is characterized by volatile and frequently unfavorable economic, political and social conditions. High inflation and, with it, high interest rates are common. Inflation has declined but continues to be high in Brazil. In 1996, the per annum inflation rate was approximately 10% in Brazil (compared to over 22% and 900% in 1995 and 1994 respectively). Historically, Brazil has also experienced significant currency fluctuations. In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Brazil. Although the Company has been able to operate successfully in Brazil for over 13 years, it has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

NOTE C - ORGANIZATION OF HOLDING COMPANY

On April 2, 1996, Ensec International, Inc. was formed as a holding company and acquired Ensec, S.A. and Ensec Inc. in a stock for stock transaction. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of

                   Ensec Internatinal, Inc. and Subsidiaries interest. Accordingly, the consolidated statements include the operations of both companies for 1996 and 1995.

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:


                                                     1996             1995
                                                  -----------      -----------

 Prepaid insurance                                $   106,194      $        --
 Advances to suppliers                                 68,000           85,000
 Social taxes receivable, net                              --          125,000
 Compulsory deposits                                   66,000           41,385
 Other receivables                                     23,312           70,000
 Other                                                 53,878           21,267
                                                  -----------      -----------
                                                  $   317,384      $   342,652
                                                  ===========      ===========

NOTE E - PROPERTY AND EQUIPMENT
 Property and equipment consists of the following:

                                                     1996             1995
                                                  -----------      -----------
  Land                                            $   279,000      $   279,000
  Building                                          1,337,000        1,337,000
  Leasehold Improvements                               16,875                -
  Machinery and equipment                           2,454,705        2,346,745
  Furniture and fixtures                              265,670          532,943
  Vehicles                                                 --           60,000
                                                  -----------      -----------
                                                    4,353,250        4,555,688
  Less accumulated depreciation                    (2,019,508)      (1,905,775)
                                                  -----------      -----------

                                                  $ 2,333,742      $ 2,649,913
                                                  ===========      ===========

                  Ensec International, Inc. and Subsidiaries

NOTE F - ACCRUED EXPENSES
Accrued expenses consists of the following:


                                                     1996          1995
                                                  ----------    ----------

  Salaries and related taxes                      $  524,292    $  518,000
  Taxes other than income taxes                      160,000        83,000
  Advances from customers                            280,213        42,000
  Accrued interest                                    64,000            --
  Other accruals                                     373,058       337,384
                                                  ----------    ----------

                                                  $1,401,563    $  980,384
                                                  ==========    ==========

NOTE G - NOTES PAYABLE

Notes payable to Brazilian banks in 1995 amounted to $2,120,000. These notes bore interest at rates ranging from 4.06% to 5.30% per month and were guaranteed by the Chief Executive Officer of the Company. These notes were repaid in October and November of 1996.

In July and August 1996, the Company borrowed $100,000 on an unsecured basis from its Chief Executive Officer and borrowed $400,000 from a financial institution collateralized by $400,000 pledged by the Chief Executive Officer. These loans bore interest at 7% per annum and approximately 5% per month respectively. In August 1996, the Company borrowed an additional $500,000 from a Brazilian individual, which bore interest at a rate of approximately 5% per month. These loans were repaid from the proceeds of the Offering discussed in Note L.

NOTE H - LINES OF CREDIT

The line of credit balance at December 31, 1996 and 1995, consisted of the following:

                                                           1996           1995
                                                        ----------   -----------

Note payable to bank under a $200,000 line of credit;
  interest payable monthly at prime plus 2%
  (effective rate of 10.5%); collateralized by
  accounts receivable.  The note was repaid in 1996.    $       --   $   185,400

Note payable to bank under a $300,000
  line of credit; interest payable monthly
  at prime plus 2% (effective rate of 10.5%);
  collateralized by accounts receivable.
  The note was repaid in 1996.                                  --        83,374
                                                        ----------   -----------
                                                        $       --   $   268,774
                                                        ==========   ===========


                   Ensec Internatinal, Inc. and Subsidiaries

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                        1996           1995
                                                     ----------     -----------
Note payable to bank; principal and interest
  payable monthly; guaranteed by the
  Chief Executive Officer of the Company;
  maturing on March 15, 1998                        $ 1,057,000     $ 1,729,000

Note payable; interest is payable monthly;
  bank principal is payable as described
  below; collateralized by a mortgage on
  certain real and personal property; maturing
  on April 15, 2002                                   2,766,000       2,671,000
                                                    -----------     -----------
                                                      3,823,000       4,400,000
Less current portion of long-term debt                 (861,000)     (1,191,000)
                                                    -----------     -----------

                                                    $ 2,962,000     $ 3,209,000
                                                    ===========     ===========

The Notes bear interest at 12% plus an inflation adjustment (approximately 10% in 1996).

During January 1997, the Company completed the restructuring of the mortgage loan. The revised terms of the loan extend the commencement of the principal amortization to March 15, 1998 and the amortization period from 35 to 50 months. The interest rate charged on the outstanding loan balance remains unchanged.

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain offices and equipment pursuant to non-cancelable operating leases which expire in various years through 2001. The following is a schedule of future minimum lease payments as of December 31, 1996:

                  1997                         $  75,279
                  1998                            55,173
                  1999                            61,454
                  2000                            64,081
                  2001                            66,817
                                               ---------
                                               $ 322,804
                                               =========

Rent expense was approximately $79,460 and $211,900 in 1996 and 1995, respectively.

                  Ensec International, Inc. and Subsidiarises

Litigation
----------

The Company is engaged in various lawsuits, as defendant, involving alleged employment law claims. The Company has established reserves, which, in its opinion, will be sufficient to satisfy its obligations with respect to such lawsuits.

Employment Agreements
---------------------

The Company has entered into employment agreements with certain of its officers for a period of three years commencing May or June 1996. The agreements provide the employees with severance benefits from 1 or 1 1/2 times total cash compensation earned in the 12 months preceding the date of termination in the event the agreements are terminated under certain conditions except for the agreement with the Company's President and Chief Executive Officer, which provides for a severance payment of 2.99 times the average annual compensation paid by the Company or its subsidiaries and includable in such executive's gross income for federal tax purposes for the five years prior to the year of termination. The agreements also provide for each officer a grant of options under the Company's 1996 Stock Option Plan (the "Plan") which will vest in one-third equal installments over a two year period. The first third vested upon consummation of the initial public offering described in Note L.

NOTE K - INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                 1996               1995
                                             ------------      -------------
            Current
            Federal                          $         --      $          --
            Foreign                                    --                 --
                                             ------------      -------------
                                                       --                 --
            Deferred
            Federal                                    --                 --
            Foreign                              (319,000)          (704,000)
                                             ------------      -------------

                                             $   (319,000)     $    (704,000)
                                             ============      =============


                  Ensec International, Inc. and Subsidiaries

Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets or liabilities follow:

                                                                                   1996            1995
                                                                            -----------     -----------
          Contributions                                                     $     1,088     $       884
          Amortization of organization cost                                          --           4,527
          Net operating loss - Federal                                        1,884,664       1,229,821
          Net operating loss - Foreign                                        2,580,000         919,000
          Other                                                                      --           9,705
                                                                            -----------     -----------
                                                                              4,465,752       2,163,937

          Less valuation allowance - Federal                                    724,725       1,229,821
                                   - Foreign                                  2,580,000              --
                                                                            -----------     -----------
                                                                              1,161,027         934,116

          Computer software costs                                            (1,148,000)     (1,238,000)
          Amortization of organization costs                                     (2,312)             --
          Depreciation                                                          (10,715)        (15,116)
                                                                            -----------     -----------
          Net deferred tax liability                                        $    -0-        $  (319,000)
                                                                            ===========     ===========

The change in the valuation allowance amounted to $2,074,904 and $442,321 in 1996 and 1995, respectively.

At December 31, 1996, the Company has net operating loss ("NOL") carry forwards for income tax purposes as follows:

                                                                            1996
                                                                         -----------
          Federal                                                        $ 5,543,128
          Foreign corporate taxes                                        $ 8,022,000
          Foreign social contribution taxes                              $ 7,755,000

The Federal tax NOL begins to expire in 2006. The foreign NOL's have no expiration date and therefore can be carried forward indefinitely. Due to historical losses, valuation allowances have been established for the tax benefits attributed to the Federal and Foreign tax NOL's which cannot be offset against the deferred tax liabilities.

                  Ensec International, Inc. and Subsidiaries

NOTE L - PUBLIC OFFERING OF COMMON STOCK

Pursuant to its initial public offering the Company completed the sale of 1,900,000 shares of Common Stock and redeemable warrants to purchase 2,185,000 shares of Common Stock on September 30, 1996. On November 19, 1996, the Company sold an additional 25,000 shares of Common Stock pursuant to the exercise of an over-allotment option by the underwriter. The Common Stock was sold at $6.00 per share and the redeemable warrants at $.10 per warrant. Each redeemable warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per share, subject to adjustment in certain events, at any time on or after September 25, 1997 and expiring four years from that date. The redeemable warrants may be redeemed by the Company commencing on September 25, 1997 at a price of $.10 per warrant subject to certain prior notification requirements and provided that the closing bid price of the Common Stock has been at least 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

The net proceeds received by the Company from the initial public offering were $9,642,715, inclusive of $2,125,795 of offering costs (including commissions and discounts).

In conjunction with the initial public offering, 231,250 warrants issued in connection with the senior subordinated notes (the "Bridge Warrants") were automatically exercised at a price of $.10 per Bridge Warrant.

NOTE M - DISCONTINUED OPERATIONS

In 1995, the Company sold its currency sorting machine division to a minority shareholder for the shareholder's interest in the Company plus $1,812,000 in cash, and a 10% interest in the purchaser, valued at zero. Based on the division's net book value of $133,000, and employee termination costs of $188,000, a gain of $1,491,000 resulted from this transaction. The gain on disposition of the segment has been accounted for as discontinued operations and the prior year's financial statements have been restated to reflect the discontinuation of the currency sorting machine segment. Revenues of this segment for 1995 amounted to $2,896,000.

The 10% interest in the purchaser acquired upon the sale of the segment was valued at zero due to lack of significant sales and profitability of the purchaser as shown in its unaudited financial statements. The Company is accounting for this investment under the cost method.

NOTE N - SENIOR SUBORDINATED NOTES

In May 1996, the Company completed a $2,500,000 bridge financing whereby it issued 100 Units at $25,000 each. Each Unit consisted of: (i) a senior subordinated promissory note in the principal

                  Ensec International, Inc. and Subsidiaries amount of $25,000 bearing interest, payable semi-annually, at the rate of 10% per annum, which were due and payable on the earliest of (a) the closing of an initial public offering of the Company's Common Stock, or (b) 12 months from the date of the initial sale of the Unit; and (ii) Bridge Warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $.10 per share. In September 1996, warrants to purchase 18,750 shares of Common Stock which were issued in the bridge financing were relinquished by the holders thereof.

The Bridge Warrants were detachable warrants and were accounted for separately from the senior subordinated notes as an addition to paid-in capital. The value assigned to the Bridge Warrants was based on their fair value at the time of issuance and amounted to $725,000. Costs associated with the issuance of the bridge financing allocated to the Bridge Warrants amounted to $82,296 and has been charged against paid-in capital.

The value assigned to the senior subordinated notes of $1,775,000 created a discount of $725,000 since the amount owed was $2,500,000. This discount was being amortized on the interest method over a 12 month period. The Company incurred $201,482 of costs associated with the issuance of the bridge financing allocated to the senior subordinated notes which were capitalized and were amortized as interest expense over the life of such notes.

The senior subordinated notes were repaid, together with accrued interest thereon, on September 30, 1996 with a portion of the proceeds from the initial public offering. The unamortized discount on the notes and the capitalized issuance costs incurred in connection therewith were fully amortized upon repayment thereof.

NOTE O - STOCK OPTION PLAN

In June 1996, the Company adopted the Plan, pursuant to which stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the
Plan), stock appreciation rights and restricted stock may be granted to directors, key employees and consultants (the "Participants"). The Plan provides for the automatic grant to directors ("Director Awards") who are not employees of the Company or its subsidiaries, at such time as an individual becomes a director of the Company, of Nonqualified Stock Options to purchase 15,000 shares of Common Stock at an exercise per share equal to the greater of $3.00 or the fair market value of the shares on the date of grant. The options of a Director Award vest in increments of 5,000 shares per year, commencing on the date of the Company's annual meeting of shareholders for the election of directors next following the date such individual became a director and continuing with each such successive annual meeting provided such person remains a director of the Company as of such date. The Plan also provides for the acceleration of the vesting schedule in certain circumstances.

Stock appreciation rights may be granted in conjunction with the grant of an Incentive or Nonqualified Stock Option under the Plan or independently of any such stock option. A stock appreciation right granted in conjunction with a stock option may be an alternative right. In which

                  Ensec International, Inc. and Subsidiaries event, the exercise of the stock option terminates the stock appreciation right to the extent of the shares purchased upon exercise of the stock option, and correspondingly, the exercise of the stock appreciation right terminates the stock option to the extent of the shares with respect to which such right is exercised. Alternatively, a stock appreciation right granted in conjunction with a stock option may be an additional right, in which case both the stock appreciation right and the stock option may be exercised. A stock appreciation right may not, however, be granted in conjunction with an Incentive Stock Option under circumstances in which the exercise of the stock appreciation right affects the right to exercise the Incentive Stock Option or vice versa, unless certain terms and conditions are met. Subject to the terms of the Plan, the Company may award shares of restricted stock to the Participants. Generally, a restricted stock award will not require the payment of any option price by the Participant but will call for the transfer of shares to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

There are 450,000 shares authorized for possible issuance under the Plan, of which Incentive Stock Options to purchase 355,000 shares were granted in May and June 1996 with an exercise price of $3.00 per share.

During October 1996, Nonqualified Stock Options to purchase 15,000 shares of Common Stock at $6.34 per share were issued to two directors. Options to purchase 15,000 shares not associated with the Plan were also granted in October 1996 to a consultant. The consultant's options vest and have the same exercise price as the options granted to the two directors.

NOTE P - SEGMENT INFORMATION

During 1995, the Company's operations involved two industry segments: one that designs, develops, assembles, and maintains integrated security systems and leases security equipment; and another that sells and installs currency sorting equipment. The currency sorting equipment segment was sold in 1995 and has been classified as a discontinued operation in the accompanying financial statements. The geographic areas in which the Company operates are the United States and Brazil. The Company operated in the two business segments in Brazil and only in the security business segment in the United States. It is impracticable for the Company to desegregate its foreign business segments. Therefore, in accordance with FAS No. 14, these segments are presented on a combined basis. During 1996, the Company only operated in the security industry segment. Net sales, operating income (before interest and income taxes) and identifiable assets by geographic area were as follows:


       1996                          United States        Brazil       Consolidated
       ----                          --------------    ------------    -------------
       Net sales                       $ 2,362,915     $ 6,214,000      $ 8,576,915
                                       ===========     ===========      ===========
       Operating loss                  $(1,028,880)    $(2,615,000)     $(3,643,880)
                                       ===========     ===========      ===========
       Identifiable assets             $ 3,914,502     $ 6,944,000      $10,858,502
                                       ===========     ===========      ===========

     1995
     ----
     Net sales                         $ 2,406,815     $ 6,154,000      $ 8,560,815
                                       ===========     ===========      ===========
     Operating loss                    $(1,069,026)    $(3,321,752)     $(4,390,778)
                                       ===========     ===========      ===========
     Identifiable assets               $ 2,000,598     $ 8,953,605      $10,954,203
                                       ===========     ===========      ===========

NOTE Q - ACCOUNTING FOR STOCK-BASED COMPENSATION

As discussed in Notes A and O, the Company's Plan is accounted for under APB Opinion 25 and related Interpretations. Since all options granted under the Plan were at fair market value, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                          1996
                                          ----
Net loss              As reported    $   (6,881,840)
                      Pro forma      $   (7,068,109)

Loss per share        As reported    $        (1.63)
                      Pro forma      $        (1.67)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996: expected volatility of 40 percent, risk-free interest rate of 6.36 percent and expected life of 5 years.

A summary of the status of the Plan as of December 31, 1996 and changes during the year ending on that date is presented below:

                  Ensec International, Inc. and Subsidiaries


                                                                                                         Weighted Average
                                                                                           Shares         Exercise Price
                                                                                      ----------------   ----------------

Outstanding at beginning of year                                                                    --                --
Granted                                                                                        385,000           $  3.26
Exercised                                                                                           --                --
Forfeited                                                                                           --                --
Outstanding at end of year                                                                     385,000           $  3.26
Options exercisable at year end                                                                118,333           $  3.26
Weighted-average fair value of
  options granted during the year                                                                                $  1.47

The following information applies to options outstanding at December 31, 1996:

Number outstanding                                                                             355,000            30,000
Range of exercise prices                                                                   $0 to $3.00     3.01 to $6.34
Weighted-average exercise price                                                                  $3.00             $6.34
Weighted-average remaining contractual life                                                      $9.00            $10.00

NOTE R - SUBSEQUENT EVENT

On January 1, 1997, Ensec Inc. adopted a 401(k) profit sharing plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan covering all eligible employees of Ensec Inc. To become a participant, an employee must be at least 21 years of age and must complete one year of service without an intervening break in service. An employee may become a participant in the 401(k) Plan on the first day of the month following the completion of his or her age and service requirements. Ensec Inc., at its discretion, has elected to make a contribution to the 401(k) Plan equal to 25% of the participant's elected deferral and has the option to make additional contributions to be allocated based on the ratio of the participant's salary to the total salary of all the participants in the 401(k) Plan. The participants will vest in their allocation of Ensec Inc.'s contribution on a pro rata basis over the first four years of service (as defined) with Ensec Inc. after which they will be fully vested in all of Ensec Inc.'s contributions.