Form 10KSB/A
period 1996-12-31
ENSEC INTERNATIONAL INC
filed 1997-05-06
CIK 1014477

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   AMENDMENT NO. 1 TO FORM 10-KSB
                                 FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______________ to ________________

                       Commission File Number:   0-21361

                           ENSEC INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            FLORIDA                            65-0654330
   -------------------------------      ------------------------------------
   (State or other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization

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

     Common Stock, $.01 par value per share
-----------------------------------------------------------------------------
                                (Title of Class)

     Redeemable Warrants to Purchase Common Stock, $.01 par value per share
     ----------------------------------------------------------------------
                                (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes. X   No.__
     -
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $7,807,915.

     As of March 13, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the closing price of such stock as of such date was $11,992,969.

     As of March 13, 1997, there were 5,656,250 shares of Common Stock issued and outstanding.

     The purpose of this amendment to the Form 10-KSB for Ensec International, Inc. (the "Company") is to reflect certain adjustments to Item 7, Consolidated Financial Statements, and corresponding adjustments to Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These adjustments were required to properly exclude certain transactions from sales and cost of goods sold recognized in 1996 related to the Company's discontinued operations which were disposed of in 1995 to a former minority shareholder. These transactions were inadvertently recorded by the Company during a period of time when the Company temporarily processed such transactions as an accommodation to such former shareholder.

                                    PART II

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

General

    The Company derives its revenue primarily from the sales, installation and service of its integrated security systems and related products. In 1995, the Company derived a material portion of its revenues from two sources which did not contribute to the Company's revenues in 1996 and will not contribute to the Company's revenue in future years: the leasing of postal tracking and tracing equipment to a single customer pursuant to a contract which terminated in the second fiscal quarter of 1995, and the sale, installation, service and maintenance of currency sorting equipment through a division which was sold in December 1995. The revenue and related costs from the currency sorting equipment division was classified as a discontinued operation with respect to fiscal year 1995.

    The Company began selling its integrated security systems in 1983. In 1995, the Company completed over four years of the development of and began marketing its second generation of integrated security systems: the EnWorks/(R)/ family of products, including the Company's flagship En2000/(TM)/ system. At such time, the Company began the amortization of approximately $3.6 million of capitalized software costs incurred in connection with the development of the EnWorks/(R)/ family of products. These and other additional capitalized costs will be amortized over the product's seven-year estimated useful life.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1996 to the Year Ended December 31,
1995

    Sales. Total sales decreased approximately $.8 million, or 9.3%, from $8.6 million for fiscal year 1995 to $7.8 million for fiscal year 1996. This decrease in total sales was attributable to the Company's focus during the second and third quarters of 1996 on completing its initial public offering, rather than focusing solely on generating sales of its products as in 1995. The mix of sales revenue changed dramatically from year to year, reflecting the Company's refocusing on its core business of sales and service of integrated security systems and related products. Sales from the leasing of postal tracking and tracing equipment and related service revenue decreased $1.3 million, or 100%, in 1996 from the comparable 1995 period as a result of the termination of a contract with the Brazilian postal authority in the second quarter of 1996. Sales of integrated security systems and related products increased $.5 million, or 6.9%, to $7.8 million in 1996 from $7.3 million in 1995, which reflected the refocusing of the Company's efforts on its integrated security systems.

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

    Cost of Goods Sold. Cost of goods sold decreased $1.1 million, or 19%, from $5.8 million in fiscal year 1995 to $4.7 million in fiscal year 1996. Both the dollar amount and the mix of cost of goods sold changed significantly from year to year. This decrease from year to year resulted in part from a decrease in the Company's sales as well as the nonrecurrence of $.4 million of employee termination costs which were incurred in 1995 in connection with the Company's downsizing plan. During the second quarter of 1995, revenues from postal tracking and tracing equipment and related services ceased due to the Company's refocusing on its core business of sales and service of integrated security systems and related products.

    The cost of goods sold, gross profit and gross profit percentage for the postal tracking and tracing equipment and related services was $.9 million, $.4 million and 30.8%, respectively. The cost of goods sold related to sales and service of the Company's integrated security systems and related products was $4.9 million in 1995, inclusive of employee termination costs of $.4 million, as compared to costs of $4.7 million in 1996. The resulting gross profit and gross profit percentages in 1995 and 1996 were $2.3 million and 31.9%, and $3.1 million and 39.7%, respectively. The overall increase in gross profit and gross profit percentage resulted primarily from both the decrease in employee termination costs and the concentration of the Company's sales on its integrated security systems and related products, which in 1996 featured higher gross profit and gross profit percentages than those of sales of postal tracking and tracing equipment in 1995.

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

    Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 increased $ .7 million, or 13.2%, to $6.0 million from $5.3 million in 1995. As a part of its downsizing efforts, the Company reduced the number of employees in its Brazilian operations during the latter part of 1995 and in 1996. These workforce reductions resulted in a decrease of $.4 million of payroll and related costs during 1996. These decreases were offset by public company expenses of $.1 million, professional fees of $.1 million in connection with the Company's downsizing efforts and employee litigation and bad debt expenses totaling $.9 million. The bad debt expenses were associated with the Company's Brazilian operations and resulted from the Company (i) writing off $.5 million in disputed accounts receivable;
(ii) writing off $.2 million in accounts receivable from certain governmental agencies for inflation adjustments; and (iii) increasing reserves by $.2 million primarily to cover a doubtful account receivable from a Brazilian governmental agency. The bad debt reserve was associated with a project that had been halted because of the agency's failure to sufficiently fund the project. The Company believes that the continued viability of this project is questionable.

    As a result of the Company's continued downsizing efforts, the Company's selling, general and administrative costs, including those costs associated with the Company's fixed assets in Brazil, are expected to decrease in fiscal year 1997.

    Research and Development Expenses. Research and development expenses for the year ended 1996 increased $.6 million, or 100%, from $.6 million in 1995 to $1.2 million in 1996. This increase resulted due to the fact that in 1995 the Company's development efforts were focused on completing the En2000/(TM)/ family of products and were thus capitalized, whereas in 1996, the Company's development efforts focused on new features whose costs have been expensed in the period in which such costs were incurred. In addition, the Company incurred employee termination costs of $.1 million in connection with relocating its research and development personnel to the U.S.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

        The Company's Consolidated Financial Statements which are required to be included in this Item 7 are set forth in a separate section of this Report and commence on Page F-1 immediately following Page 9 of this Report.

                                   PART III

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K
--------   --------------------------------

Exhibit Index

3.1*          Articles of Incorporation of the Company, as amended
3.2*          Bylaws of the Company
4.1*          Form of Common Stock Certificate
4.2*          Form of Redeemable Warrant Certificate
10.1*         1996 Stock Option Plan, as amended
10.2*         Strategic Alliance Agreement between Lockheed Martin IMS and Ensec
              Inc.
10.3*         Card Access Systems Agreement between Ensec Inc. and Electronic
              Data Systems Corporation, as amended to the date hereof
10.4*         Software Value Added Reseller Agreement between Ensec Inc. and ICL
              Enterprises
10.5*         Agreement between Ensec Inc. and The Port Authority of New York and New Jersey
10.6*         Agreement for Purchase and Sale of the Bank Automation Division of
              Ensec, S.A. between De La Rue Investimentos Ltda. and Ensec S.A.
10.7*         Form of Employment Agreement representing Employment Agreements between the Company and each of Charles N. Finkel,
              James K. Norman, Flavio R. da Silva, Steven T. Geffin, Edward
              Morelli, David J. Rottner and John De George
10.8**        ADT Original Equipment Manufacturer Agreement between Ensec Inc.
              and ADT
11.1***       Statement Regarding Computation of Per Share Earnings
21.1*         Subsidiaries of the Registrant
23.1****      Consent of Grant Thornton LLP
27.1****      Financial Data Schedule

-----------------------
* Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (File No. 333-06223), as filed with and declared effective by the Commission on September 25, 1996.
** To be filed by amendment to the Company's Quarterly Report on Form 10-QSB, dated as of September 30, 1996, as filed with the Commission on November 13, 1996 (File No. 0-21361).
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Commission on \ March 20, 1997 (File No. 0-21361).
****    Filed as an exhibit hereto.

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


                           ENSEC INTERNATIONAL, INC.
                         -----------------------------------
                                  (Registrant)



Date: April 28, 1997            By:  /s/ Charles N. Finkel
                                   -----------------------
                                   Charles N. Finkel
                                   President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: April 28, 1997            By:  /s/ Charles N. Finkel
                                   ------------------------
                                   Charles N. Finkel
                                   Director, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


DATE: April 28, 1997            By:  /s/ David J. Rottner
                                   -----------------------
                                   David J. Rottner
                                   Vice President, Chief Financial Officer and
                                   Secretary
                                   (Principal Financial Officer)


DATE: April 28, 1997            By:  /s/ James K. Norman
                                   ---------------------
                                   James K. Norman
                                   Director


DATE: April 28, 1997            By:  /s/ Flavio R. da Silva
                                   ------------------------
                                   Flavio R. da Silva
                                   Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Pages
                                                          -----

Report of Independent Certified Public Accountants...      F-2

Consolidated Balance Sheets..........................      F-3

Consolidated Statements of Operations................      F-4

Consolidated Statement of Stockholders' Equity.......      F-5

Consolidated Statements of Cash Flows................      F-6

Notes to Consolidated Financial Statements              F-7 to F-21

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


Grant Thornton LLP

Fort Lauderdale, Florida
February 6, 1997

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                                  1996                      1995
                                                                               -----------              -----------
                                     ASSETS

Current assets
 Cash and cash equivalents                                                     $ 2,257,103               $   239,031
 Short-term investments                                                                 --                   922,775
 Accounts receivable (less allowance for doubtful
   accounts of $258,000 and $115,000
   in 1996 and 1995, respectively)                                               1,395,137                 1,747,550
 Inventory                                                                         736,425                   856,882
 Net current assets of discontinued operations                                          --                   225,000
 Prepaid expenses and other current assets                                         317,384                   342,652
                                                                               -----------               -----------
        Total current assets                                                     4,706,049                 4,333,890

Property and equipment, net                                                      2,333,742                 2,649,913
Other assets
 Capitalized software costs, net                                                 3,545,000                 3,825,000
 Refundable income taxes                                                           196,000                    74,000
 Net other assets of discontinued operations                                            --                     5,000
 Other assets                                                                       77,711                    66,400
                                                                               -----------               -----------

        Total assets                                                           $10,858,502               $10,954,203
                                                                               ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                                         --                 2,120,000
  Lines of credit                                                                       --                   268,774
  Accounts payable                                                                 619,907                   978,070
  Accrued and other liabilities                                                  1,401,563                   980,384
  Dividends payable                                                                     --                   300,647
  Current portion of long-term debt                                                861,000                 1,191,000
                                                                               -----------               -----------

        Total current liabilities                                                2,882,470                 5,838,875
                                                                               -----------               -----------

Long-term debt, less current portion                                             2,962,000                 3,209,000
Deferred income taxes                                                                   --                   319,000

Commitments and contingencies                                                           --                        --

Stockholders' equity
  Preferred stock, authorized 3,000,000 shares at $.01
     par value; issued and outstanding,0 shares at
     December 31, 1996 and 1995                                                         --                        --
 Common stock, authorized 20,000,000 shares at $.01
    par value; issued and outstanding, 5,656,250 and
    3,500,000 shares at December 31, 1996 and 1995,
    respectively                                                                    56,563                    35,000
  Additional paid-in capital                                                    13,721,482                 3,434,501
  Accumulated deficit                                                           (8,764,013)               (1,882,173)
                                                                               -----------               -----------
     Total stockholders' equity                                                  5,014,032                 1,587,328
                                                                               -----------               -----------

        Total liabilities and stockholders' equity                             $10,858,502               $10,954,203
                                                                               ===========               ===========

The accompanying notes are an integral part of these statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,

                                                                               1996                          1995
                                                                           -----------                   ------------

Sales                                                                      $ 7,807,915                   $ 8,560,815
Cost of goods sold                                                           4,737,674                     5,833,695
                                                                           -----------                   -----------

Gross profit                                                                 3,070,241                     2,727,120

Selling, general and administrative expenses                                 6,001,953                     5,287,938
Research and development expenses                                            1,162,168                       600,000
Translation loss (gain)                                                       (450,000)                    1,229,960
                                                                           -----------                   -----------
 (Loss) from operations                                                     (3,643,880)                   (4,390,778)

Other (income) expenses
 Interest income                                                              (125,308)                     (648,341)
 Interest expense                                                            3,542,107                     2,519,517
 Other, net                                                                    140,161                       395,329
                                                                           -----------                   -----------
                                                                             3,556,960                     2,266,505
                                                                           -----------                   -----------
  Loss from continuing
   operations before income taxes                                           (7,200,840)                   (6,657,283)

Income tax (benefit)                                                          (319,000)                   (1,395,857)
                                                                           -----------                   -----------
  Loss from continuing  operations                                          (6,881,840)                   (5,261,426)
                                                                           -----------                   -----------

Discontinued operations
  Earnings from operations of discontinued
   division (less applicable income taxes of $208,773)                              --                       435,587
  Gain on disposal of discontinued division
   (Less applicable income taxes of $483,084)                                       --                     1,007,916
                                                                           -----------                   -----------

 Net loss                                                                 $(6,881,840)                   $(3,817,923)
                                                                          ===========                    ===========
 Net earnings (loss) per common share:
   Continuing operations                                                  $     (1.63)                   $     (1.35)
   Discontinued operations                                                         --                            .37
                                                                          -----------                    -----------
Net (loss) per common share                                               $     (1.63)                   $      (.98)
                                                                          ===========                    ===========

The accompanying notes are an integral part of these statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       TWO YEARS ENDED DECEMBER 31, 1996

                                                                                   Retained
                                    Common Stock              Additional           Earnings
                               ---------------------          Paid-In          (Accumulated
                                 Shares       Amount          Capital              Deficit)           Total
                               ---------     -------         ------------      ------------       ------------

Balance at
 January 1, 1995                3,500,000     $35,000        $ 3,434,501         $ 1,935,750        $ 5,405,251

Net loss                               --          --                 --          (3,817,923)        (3,817,923)
                                ---------     -------        -----------         -----------        -----------

Balance at
  December 31, 1995             3,500,000      35,000          3,434,501          (1,882,173)         1,587,328

Warrants issued in
  connection with senior
  subordinated notes, net              --          --            642,704                  --            642,704

Net proceeds from
  issuance of common
  stock and warrants            1,925,000      19,250          9,623,465                  --          9,642,715

Exercise of warrants              231,250       2,313             20,812                  --             23,125

Net loss                               --          --                 --          (6,881,840)        (6,881,840)
                                ---------     -------        -----------         -----------        -----------
Balance at
  December 31, 1996             5,656,250     $56,563        $13,721,482         $(8,764,013)       $ 5,014,032
                                =========     =======        ===========         ===========        ===========

The accompanying notes are an integral part of this statement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,


                                                                                1996                     1995
                                                                            ------------             ------------
Cash flows from operating activities:
 Net (loss)                                                                  $(6,881,840)             $(3,817,923)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization expense                                         953,234                  674,832
   (Gain) on sale of division                                                         --               (1,491,000)
   Provision for deferred taxes                                                 (319,000)                      --
   Increase in allowance for doubtful accounts
     and write-off of accounts receivable                                        890,000                       --
 Amortization of debt discount                                                   725,000                       --
 Changes in assets and liabilities:
   Decrease (increase) in short-term investments                                 922,775                 (922,775)
   (Increase) decrease in accounts receivable                                   (485,320)                 337,450
   Decrease (increase) in inventory                                              120,457                 (418,094)
   (Increase) decrease in prepaid and other current assets                       (27,384)                  70,122
   Decrease in net assets of discontinued operations                             230,000                   67,000
   (Increase) decrease in other assets and refundable income taxes                (9,311)                  15,557
   (Decrease) increase in accounts payable                                      (534,307)                 321,585
   Increase (decrease) in accrued and other liabilities                          466,563               (1,144,795)
                                                                             -----------              -----------
 Net cash used in operating activities                                        (3,949,133)              (6,308,041)

Cash flows from investing activities:
 Computer software costs                                                        (372,400)              (1,202,000)
 Proceeds from sale of fixed assets                                                   --                  575,000
 Proceeds from sale of currency sorting equipment                                     --                1,812,000
 Purchase of fixed assets                                                       (147,662)                (181,487)
                                                                             -----------              -----------

 Net cash (used in) provided by investing activities                            (520,062)               1,003,513

Cash flows from financing activities:
 Net borrowings (repayments) under credit line agreements                       (268,774)                 268,774
 Dividends paid                                                                 (300,647)                      --
 Proceeds of issuance of senior subordinated notes                             2,500,000                       --
 Principal payments on long term debt and senior subordinated notes           (3,077,000)                      --
 Net proceeds from issuance of common stock and warrants                       9,642,715                       --
 Exercise of warrants                                                             23,125                       --
 Cost of warrants issued in connection with senior subordinated notes            (82,296)                      --
 Net borrowings from affiliates                                                       --                    8,228
 Net borrowings (repayments) under loan agreements                            (2,120,000)               3,753,000
                                                                             -----------              -----------

 Net cash provided by financing activities                                     6,317,123                4,030,002
                                                                             -----------              -----------

Net increase (decrease) in cash and cash equivalents                           1,847,928               (1,274,526)
Translation gain (loss) on cash and  cash equivalents                            170,144                 (392,455)

Cash and cash equivalents at beginning of year                                   239,031                1,906,012
                                                                             -----------              -----------
Cash and cash equivalents at end of year                                     $ 2,257,103              $   239,031
                                                                             ===========              ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                  $ 3,395,107              $ 1,175,517
                                                                             ===========              ===========
   Income taxes                                                              $        --              $    48,000
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

Inventories
-----------

Inventories are stated at the lower of cost or market based on a first-in, first-out basis. Inventories are comprised of the following:

                                                                  1996                                   1995
                                                                --------                               --------

Parts and supplies                                              $360,012                               $369,028
Inventory applicable to contracts in
 progress, net of billings of $2,592,490 and
 $1,002,341 in 1996 and 1995, respectively                       376,413                                487,854
                                                                --------                               --------
                                                                $736,425                               $856,882
                                                                ========                               ========

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

Debt, Lines of Credit and Notes Payable: The carrying amounts of debt, lines of credit and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

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

Concentration of Credit Risk
----------------------------

The Company's sales are concentrated in the United States and Brazil. Approximately 70% of the Company's sales in 1996 and 1995, are in Brazil, of which one customer represents 18% in 1996 and 1995, respectively. In the United States, 29% and 53% of the 1996 sales were to each of two customers, respectively, while 62% of the 1995 sales resulted from a single contract.

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

NOTE C - ORGANIZATION OF HOLDING COMPANY

On April 2, 1996, Ensec International, Inc. was formed as a holding company and acquired Ensec, S.A. and Ensec Inc. in a stock for stock transaction. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES interest. Accordingly, the consolidated statements include the operations of both companies for 1996 and 1995.

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

                                               1996                  1995
                                            ----------           -----------

 Prepaid insurance                           $106,194              $     --
 Advances to suppliers                         68,000                85,000
 Social taxes receivable, net                      --               125,000
 Compulsory deposits                           66,000                41,385
 Other receivables                             23,312                70,000
 Other                                         53,878                21,267
                                             --------              --------

                                             $317,384              $342,652
                                             ========              ========

NOTE E - PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

                                              1996                  1995
                                          -----------           -----------

Land                                      $   279,000           $   279,000
Building                                    1,337,000             1,337,000
Leasehold                                      16,875                    --
Machinery and equipment                     2,454,705             2,346,745
 Furniture and fixtures                       265,670               532,943
 Vehicles                                          --                60,000
                                          -----------           -----------
                                            4,353,250             4,555,688
 Less accumulated
  depreciation                             (2,019,508)           (1,905,775)
                                          -----------           -----------

                                          $ 2,333,742           $ 2,649,913
                                          ===========           ===========

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE F - ACCRUED EXPENSES
Accrued expenses consists of the following:

                                                    1996        1995
                                                 ----------   --------
  Salaries and related taxes                     $  524,292   $518,000
  Taxes other than income taxes                     160,000     83,000
  Advances from customers                           280,213     42,000
  Accrued interest                                   64,000         --
  Other accruals                                    373,058    337,384
                                                 ----------   --------

                                                 $1,401,563   $980,384
                                                 ==========   ========

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

NOTE H - LINES OF CREDIT

The line of credit balance at December 31, 1996 and 1995, consisted of the following:

                                                                                   1996           1995
                                                                               ------------   ------------

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
                                                                                ==========    ===========

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                                                  1996                  1995
                                                                              -------------         -------------
Note payable to bank; principal and interest
  payable monthly; guaranteed by the
  Chief Executive Officer of the Company;
  maturing on March 15, 1998                                                    $1,057,000          $ 1,729,000

 Note payable; interest is payable monthly;
  bank principal is payable as described
  below; collateralized by a mortgage on
  certain real and personal property; maturing
  on April 15, 2002                                                              2,766,000            2,671,000
                                                                                ----------          -----------
                                                                                 3,823,000            4,400,000
Less current portion of long-term debt                                            (861,000)          (1,191,000)
                                                                                ----------          -----------

                                                                                $2,962,000          $ 3,209,000
                                                                                ==========          ===========

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

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain offices and equipment pursuant to non-cancelable operating leases which expire in various years through 2001. The following is a schedule of future minimum lease payments as of December 31, 1996:

                    1997      $ 75,279
                    1998        55,173
                    1999        61,454
                    2000        64,081
                    2001        66,817
                              --------
                              $322,804
                              ========

Rent expense was approximately $79,460 and $211,900 in 1996 and 1995, respectively.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

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

NOTE K - INCOME TAXES

Income tax expense (benefit) consists of the following:

                                         1996             1995
                                       ---------        ---------
   Current
   Federal                             $      --        $      --
   Foreign                                    --               --
                                       ---------        ---------
   Deferred
   Federal                                    --               --
   Foreign                              (319,000)        (704,000)
                                       ---------        ---------
                                       $(319,000)       $(704,000)
                                       =========        =========

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

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                United States       Brazil      Consolidated
                                --------------   ------------   -------------
       1996
       ----
       Net sales                  $ 2,362,915    $ 5,445,000     $ 7,807,915
                                  ===========    ===========     ===========
       Operating loss             $(1,028,880)   $(2,615,000)    $(3,643,880)
                                  ===========    ===========     ===========
       Identifiable assets        $ 3,914,502    $ 6,944,000     $10,858,502
                                  ===========    ===========     ===========

       1995
       ----
       Net sales                  $ 2,406,815    $ 6,154,000     $ 8,560,815
                                  ===========    ===========     ===========
       Operating loss             $(1,069,026)   $(3,321,752)    $(4,390,778)
                                  ===========    ===========     ===========
       Identifiable assets        $ 2,000,598    $ 8,953,605     $10,954,203
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


                                      1996
                                      ----
Net loss            As reported       $(6,881,840)
                    Pro forma         $(7,068,109)

Loss per share      As reported       $     (1.63)
                    Pro forma         $     (1.67)

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

A summary of the status of the Plan as of December 31, 1996 and changes during the year ending on that date is presented below:

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                                 Weighted Average
                                                                                      Shares      Exercise Price
                                                                                    -----------   --------------

Outstanding at beginning of year                                                           --              --
Granted                                                                               385,000         $  3.26
Exercised                                                                                  --              --
Forfeited                                                                                  --              --
Outstanding at end of year                                                            385,000         $  3.26
Options exercisable at year end                                                       118,333         $  3.26
Weighted-average fair value of
  options granted during the year                                                                     $  1.47

The following information applies to options outstanding at December 31, 1996:

Number outstanding                                                                      355,000           30,000
Range of exercise prices                                                            $0 to $3.00   $3.01 to $6.34
Weighted-average exercise price                                                     $      3.00   $         6.34
Weighted-average remaining contractual life                                         $      9.00   $        10.00

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