Form 10QSB
period 1997-03-31
ENSEC INTERNATIONAL INC
filed 1997-05-12
CIK 1014477

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 for the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ---------------------

                         Commission File Number 0-21361

                           ENSEC INTERNATIONAL, INC.
                    --------------------------------------
       (Exact name of small business issuer as specified in its charter)

      FLORIDA                                           65-0654330
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          751 PARK OF COMMERCE DRIVE, SUITE 104, BOCA RATON FL     33487
          ----------------------------------------------------------------
          (Address of principal executive offices)              (zip code)

                                (561) 997-2511
                                --------------
               Registrant's telephone number, including area code

                                NOT APPLICABLE
                           ---------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 1997, the registrant had 5,656,250 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                           ENSEC INTERNATIONAL, INC.
                             INDEX TO FORM 10-QSB


PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                  Consolidated Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996.

                  Consolidated Statement of Operations for the three month periods ended March 31, 1997 and 1996 (unaudited).

                  Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996 (unaudited).

                  Notes to Consolidated Financial Statements (unaudited).

  Item 2.  Management's Discussion and Analysis.

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

                           ENSEC INTERNATIONAL, INC.


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         SEE ATTACHED PAGES.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              March 31,   December 31,
                                                                1997          1996
                                                             -----------  ------------
                                                             (Unaudited)
Current assets
     Cash and cash equivalents                               $  590,015    $ 2,257,103
     Accounts receivable, net                                 1,687,466      1,395,137
     Interest receivable                                          2,500             --
     Inventory                                                1,041,369        736,425
     Prepaid expenses and other current assets                  233,683        317,384
                                                             ----------    -----------
        Total current assets                                  3,555,033      4,706,049

Property and equipment, net                                   2,409,340      2,333,742

Other assets
     Capitalized software costs, net                          3,432,954      3,545,000
     Other assets and refundable income taxes                   323,652        273,711
                                                             ----------    -----------
        Total assets                                         $9,720,979    $10,858,502
                                                             ==========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts payable                                           604,700        619,907
     Accrued and other liabilities                              840,585      1,401,563
     Advanced billings                                           74,967             --
     Current portion of long-term debt                          952,000        861,000
                                                            -----------    -----------

        Total current liabilities                             2,472,252      2,882,470
                                                            -----------    -----------

Long-term debt, less current portion                          2,779,000      2,962,000

Stockholders' equity
    Preferred stock, authorized 3,000,000 shares at $.01
       par value; issued and outstanding, 0 shares at
       December 31, 1996 and at March 31, 1997                       --             --
    Common stock, authorized 20,000,000 shares at $.01
       par value; issued and outstanding, 5,656,250
       shares at December 31, 1996 and at March 31, 1997         56,563         56,563
    Additional paid-in capital                               13,720,035     13,721,482
    Accumulated deficit                                      (9,306,871)    (8,764,013)
                                                            -----------    -----------

        Total stockholders' equity                            4,469,727      5,014,032
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $ 9,720,979    $10,858,502
                                                            ===========    ===========

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                     -------------------------------
                                        1997                1996
                                     ----------          -----------
Sales                                $2,054,816           $2,794,734

Cost of goods sold                    1,210,435            1,636,710
                                     ----------           ----------

Gross profit                            844,381            1,158,024
                                     ----------           ----------
Selling, general and
 administrative expenses              1,025,849            1,007,117

Research and development
 expenses                               226,887               81,113

Public company expenses                  83,374                   --

Translation loss (gain)                 (44,000)            (124,000)
                                     ----------           ----------
  Earnings (loss) from operations      (447,729)             193,794
                                     ----------           ----------
Other (income) expenses
 Interest income                        (19,535)             (40,834)
 Interest expense                       275,000              586,596
 Commission income                     (134,000)                  --
 Other, net                             (26,336)               9,509
                                     ----------           ----------

                                         95,129              555,271
                                     ----------           ----------
   Loss from operations
     before income taxes               (542,858)            (361,477)

Income taxes                                 --                4,000
                                     ----------           ----------

Net loss                             $ (542,858)          $ (365,477)
                                     ==========           ==========

Net loss per common share            $     (.09)          $     (.09)
                                     ==========           ==========


See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                          ------------------------
                                                              1997          1996
                                                          -----------   ----------
Cash flows from operating activities:
  Net loss                                                $  (542,858)   $(365,477)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
   Depreciation and amortization expense                      203,366      207,295
   Provision for deferred tax benefit                              --      (39,000)
   Changes in assets and liabilities:
    (Increase) in accounts receivable                        (292,329)    (563,566)
    (Increase) in inventory                                  (304,944)    (178,801)
    (Increase) in interest receivable                          (2,500)          --
    Decrease (increase) in prepaid and
     other current assets                                      83,701      (80,024)
    (Increase) decrease in other assets                       (49,941)      18,797
    (Decrease) in accounts payable                            (15,207)    (113,615)
    (Decrease) increase in accrued expenses
     and other liabilities                                   (560,978)     635,381
    Increase in advanced billings                              74,967           --
                                                          -----------   ----------

     Net cash (used in) operating activities               (1,406,723)    (479,010)

Cash flows from investing activities:
  Purchase of fixed assets                                   (166,918)    (372,000)

Cash flows from financing activities:
  Net borrowings under credit line agreements                      --      216,926
  Net borrowings under short-term loan agreements                  --      391,000
  Repayment of long-term debt                                 (92,000)    (277,385)
  Offering costs                                               (1,447)          --
                                                          -----------   ----------

     Net cash (used in) provided by financing activities      (93,447)     330,541
                                                          -----------   ----------

Net (decrease) in cash and cash equivalents                (1,667,088)    (520,469)

Translation gain on cash and cash equivalents                      --      358,670

Cash and cash equivalents at
 beginning of year                                          2,257,103      239,031
                                                          -----------   ----------

Cash and cash equivalents at
 end of period                                            $   590,015   $   77,232
                                                          ===========   ==========

Supplemental disclosure of cash
 flow information:

Cash paid during the period for:
  Interest                                                $   194,000   $  222,000
                                                          ===========   ==========

See notes to consolidated financial statements.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL ST   ATEMENTS
                                  (UNAUDITED)


1.  SIGNIFICANT ACCOUNTING POLICIES

    The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and in accordance with the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures which would otherwise be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in Form 10-KSB/A, as filed with the Commission on May 6, 1997.

    The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented.

2.  EARNINGS PER SHARE

    The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("FASB No. 128"). This statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15. The effect of the adoption of FASB No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

    Amounts presented herein have generally been rounded to the nearest hundred thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

    This Management's Discussion and Analysis contains certain statements which are forward-looking and the accuracy of which are based upon certain uncertainties in the Company's future operations and results. For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Forward-Looking Statements" below.

OVERVIEW

    The Company derives its revenue primarily from the sales, installation and service of its integrated security systems and the sales of related products. Founded in 1983, the Company began selling and installing its integrated security systems in Brazil. In late 1991, based on the Company's belief that a large potential market for its high-end security products existed in the U.S., the Company expanded its operations by opening an office in Boca Raton, Florida, while continuing to sell its integrated security systems in Brazil. However, due to the long lead time required for the sale of the Company's products and the development of its second generation of integrated security systems, the EnWorks(R) family of products, no significant revenues were generated in the U.S. In 1995, the Company completed development of the EnWorks(R) family, which includes the Company's flagship En2000(TM) system. Currently, sales and installation of the Company's En2000(TM) systems account for a majority of its total sales and substantially all of its U.S. sales.

    As a result of the Company's recognition of changing market conditions in both the U.S. and Brazil, the Company began in 1995 to concentrate its efforts on the sale and service of its high-end integrated security systems and related products in the U.S. To this end, during the latter part of 1995, the Company began to implement a downsizing strategy with respect to its Brazilian operations. The downsizing strategy included substantial workforce reductions and a refocus in Brazil on developing a more varied product base, such as security system and alarm monitoring products for residential and smaller commercial markets. As of March 31, 1997, the Company reduced its total workforce in Brazil by 82% as compared to the workforce at December 31, 1995. The Company believes that its Braziilan workforce can be adequately maintained and supported by sales at least equal to those generated in Brazil during the 1996 fiscal year. As the final component to this downsizing strategy, the Company is also currently negotiating to lease a substantial portion of its approximately 40,000 square feet of office and warehouse space in Brazil and/or to sell such facilities outright. For the three months ended March 31, 1997, the benefits of the downsizing plan have resulted in a reduction of operating expenses in Brazilian operating expenses, as compared to the year earlier period.

    In connection with the Company's concentration in the U.S. of sales of high-end integrated security systems and related products and its refocus in Brazil on sales of less-complex systems, the Company began to expand its U.S. operations. In the second half of 1996, the Company relocated its research and development efforts from Brazil to the U.S. The Company also hired additional management, administration, sales and operations personnel in the U.S. While this expansion increased U.S. operating costs for the first quarter of 1997 by approximately $350,000 (exclusive of public company expenses) as compared to the year prior period, U.S. sales for the six month period ended March 31,1997 were approximately equal to the $2.4 million in sales generated by the Company in the U.S. during fiscal year 1996.

    In April 1997, the Company was notified of a potential infringement of U.S. Patent No. RE 35,336. Because the claim was only recently made, the Company is in the process of evaluating the merits of the claim and is unable at this time to form an opinion concerning the outcome of this matter. However, the claimant is willing to provide the Company with a non-exclusive, worldwide license, with the maximum cost of the license being between $250,000 and $300,000, depending on the payment terms.

FOREIGN CURRENCY EXCHANGE RATES AND TRANSLATION GAINS AND LOSSES

    The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian reais, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized a gain of $44,000 and $124,000 for the three month periods ended March 31, 1997 and March 31, 1996, respectively.

    Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced overall translation gains for fiscal year 1996 as a result of the dollar's overall weakening against the real and because the Company was in a net liability position related to the items translated at current rates. For the three months ended March 31, 1997, the Company experienced translation gains because the Company remained in such a net liability position, although the dollar strengthened against the real during such period.

RESULTS OF OPERATIONS

First Quarter 1997 Compared with First Quarter 1996

    Sales. Total sales for the three months ended March 31, 1997 decreased $.7 million, or 25%, to $2.1 million from $2.8 million in the year prior period. This decrease was largely attributable to an unusual concentration of sales in Brazil in the first quarter of 1996 that did not reoccur in the first quarter of 1997. The Company anticipates that its overall 1997 sales in Brazil will be comparable to those in 1996. The Company's sales in the U.S. during the first quarter of 1997 increased by 19.4% from the year prior period. This increase resulted from an increase in bookings in the fourth quarter of 1996 as compared to 1995. In addition to the overall increase in U.S. sales, sales from the Company's U.S. operations amounted to 52% and 32% of the total first quarter sales for the three-month periods ended March 31, 1997 and 1996, respectively. This increase reflects the Company's redirection toward sales of its integrated security systems and related products in the U.S. In addition, U.S. sales over the last six months were approximately equal to the $2.4 million total U.S. sales for fiscal year 1996.

    Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1997 decreased $.4 million, or 25%, to $1.2 million from $1.6 million in the year earlier period. The decrease in cost of goods sold resulted primarily from a decrease in sales. The gross profit and gross profit percentages for the first three months of 1997 were $.8 million and 41.1%, respectively, compared to $1.1 million and 41.4%, respectively, for the year prior period. The gross profit percentage for the first quarter of 1997 increased as compared to the 25% gross profit percentage in the immediately preceding fourth quarter of 1996. This increase primarily resulted from a higher percentage of total sales occurring in the U.S. rather than in Brazil, which U.S. sales yield higher gross profits as compared to the Company's Brazilian sales in the preceding quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 increased approximately $19,000, or 1.9%, to $1.03 million as compared to $1.01 million in the year prior period. As a result of its downsizing strategy in Brazil, payroll and related costs associated with the Company's Brazilian operations decreased by approximately $.1 million for the period ended March 31, 1997.
This decrease was offset by an increase of approximately $.1 million in payroll and related costs associated with the Company's expansion of its U.S. operations. In the U.S., the Company increased the number of its employees in the U.S. from 7 as of March 31, 1996 to 16 as of March 31, 1997. This increase includes the hiring of two of the Company's executive officers, two additional sales personnel, one administrative employee and four employees in operations.

    Research and Development Expenses. Research and development expenses for the first three months of 1997 increased $145,774, or 180%, from $81,113 for the three months ended March 31, 1996 to $226,887 for the year later period. In the first quarter of 1996, the Company incurred $.5 million of total costs associated with its research and development activities, of which $.4 million was capitalized in connection with the completion of the development of the EnWorks/(R)/ family of products, and $.1 million was recognized as research and development expense. In the first quarter of 1997, the Company incurred $.3 million of total research and development costs, of which $.2 million reflected the Company's continued development efforts on new features whose costs were expensed in the period incurred, and $.1 million was recognized as cost of goods sold in connection with the development of customized features and capabilities for specific customers. While the Company's research and development expenses from period to period increased, the decrease in total research and development costs (including amounts not specifically expensed) occurred as a result of the streamlining of the research and development group as a part of the Company's Brazilian downsizing strategy.

    Public Company Expenses. The Company's initial public offering was completed on September 25, 1996, at which time the Company's common stock began to be quoted on the Nasdaq SmallCap Market and the Company was required to file certain reports and statements under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. As a result of the Company's obligations as both a publicly-traded company and as a reporting company, the Company began to incur expenses for directors and officers liability insurance premiums, public and investor relations fees, printing costs, legal and other professional fees, and other similar public company expenses. For the first three months of 1997, these expenses amounted to $83,374. These expenses are expected to continue and may increase from time to time in future quarters.

    Other Income and Expenses. Interest expense for the first quarter of 1997 decreased $.3 million, or 50%, from $.6 million in the year earlier period to $.3 million. This decrease resulted from the repayment of certain Brazilian short-term notes payable in September 1996 which bore interest at rates of approximately 5% to 6% per month. These notes were repaid from the proceeds of the Company's initial public offering.

    Commission income amounted to $.1 million for the three months ended March 31, 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division for two years from the date of such sale. During the first quarter of 1996, no commissions were earned or received by the Company. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1997 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the three months ended March 31, 1997 amounted to $1.4 million which resulted primarily from the Company's net loss from operations, an increase in accounts receivable and inventory and a reduction in accounts payable and accrual expenses. Net cash used in investing activities for the three months ended March 31, 1997 amounted to $.2 million which resulted primarily from the purchase of equipment and leasehold improvements in the U.S. Net cash used in financing activities was $.1 million which resulted from the principal repayments of the Company's long-term debt.

    The Company currently does not have any line of credit or other short-term credit facilities established with U.S. or Brazilian banks. The Company obtained its long-term debt financing from two Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which in 1996 was 10%. In January 1997, the Company completed a restructuring of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to March 1998 and the amortization period from 35 to 50 months. The interest rate charged on the outstanding loan balance remains unchanged. As of March 31, 1997, the Company had $3.7 million outstanding under its long-term notes.

    Working capital at March 31, 1997 decreased $.7 million, or 38.9%, to $1.1 million from $1.8 million at December 31, 1996. This decrease was substantially attributable to the Company's net loss exclusive of depreciation and amortization, investments in certain of its fixed assets, repayment of its long-term debt and increases in the current portion of such long-term debt. The Company is currently seeking from $2 million to $4 million from other sources of financing or additional investment capital, primarily as a result of the Company's higher than expected losses incurred during the 1996 fiscal year. As of May 8, 1997, the Company has not secured such financing or additional capital, and there is no assurance that the Company will be able to do so. Should it become unable to secure such financing or additional capital, the Company would be required to reduce or eliminate altogether certain of its operations which would have a materially adverse impact on the Company's sales and future growth for the 1997 fiscal year.

    While the Company has no commitments for capital expenditures as of March 31, 1997, it anticipates that it will incur approximately $1.0 million of research and development expenditures during the 1997 fiscal year in order to enhance existing products and to develop new products.

FORWARD-LOOKING STATEMENTS

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the continued growth in the Company's sales derived from its integrated security systems and related products; the ability to maintain or surpass past or current levels of income and/or profitability in Brazil or the U.S.; the future repayment of certain outstanding notes payable; the Company's ability to secure additional credit facilities, sources of financing or investment capital in the U.S. and Brazil; the long-term viability of the Company; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.  The following is a list of Exhibits filed as part of this
         --------
         Quarterly Report on Form 10-QSB:

           No.      Exhibit
           ---      -------

           3.1*     Articles of Incorporation of the Company, as amended
           3.2*     Bylaws of the Company
           4.1*     Form of Common Stock Certificate
           4.2*     Form of Redeemable Warrant Certificate
           10.1*    1996 Stock Option Plan, as amended
           10.2*    Strategic Alliance Agreement between
                    Lockheed Martin IMS and Ensec Inc.
           10.3*    Card Access Systems Agreement between Ensec Inc. and
                    Electronic Data Systems Corporation, as amended to the
                    date hereof
           10.4*    Software Value Added Reseller Agreement between
                    Ensec Inc. and ICL Enterprises
           10.5*    Agreement between Ensec Inc. and The Port Authority of
                    New York and New Jersey
           10.6*    Agreement for Purchase and Sale of the Bank Automation
                    Division of Ensec, S.A. between
                    De La Rue Investimentos Ltda. and Ensec S.A.
           10.7*    Form of Employment Agreement representing Employment
                    Agreements between the Company and each of Charles N.
                    Finkel, James K. Norman, Flavio R. da Silva, Steven T.
                    Geffin, Edward Morelli, David J. Rottner and John De George
           10.8**   ADT Original Equipment Manufacturer Agreement between Ensec
                    Inc. and ADT Security Systems, Inc.
           11.1*** Statement Regarding Computation of Per Share Earnings 27.1*** Financial Data Schedule
-----------------

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

     (b) Reports on Form 8-K.
         -------------------
         None.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENSEC INTERNATIONAL, INC.
                  ------------------------------------------
                                 (Registrant)


DATE: May 8, 1997                 By:  /s/ Charles N. Finkel
                                       ---------------------------------
                                       Charles N. Finkel
                                       President and Chief Executive Officer


DATE: May 8, 1997                 By:  /s/ David J. Rottner
                                       ---------------------------------
                                       David J. Rottner
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial Officer)