Form 10QSB
period 1997-06-30
ENSEC INTERNATIONAL INC
filed 1997-08-14
CIK 1014477

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1997
    =======================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1997


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  --------------

                         Commission File Number 0-21361


                            ENSEC INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                FLORIDA                                 65-0654330
   -------------------------------          -----------------------------------
   (State or other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


  751 PARK OF COMMERCE DRIVE, SUITE 104, BOCA RATON FL          33487
  ----------------------------------------------------        ----------
      (Address of principal executive offices)                (zip code)


                                 (561) 997-2511
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                             YES [_]    NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of August 8, 1997 the registrant had 5,631,250 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format:  Yes [_]     No [X]

                           ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB


PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

            Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

            Consolidated Statement of Operations for the six and three month periods ended June 30, 1997 and 1996 (unaudited)

            Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 (unaudited)

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

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                     ASSETS
                                            June 30,      December 31,
                                              1997            1996
                                           -----------    ------------
                                           (unaudited)
Current assets
     Cash and cash equivalents             $   279,938   $  2,257,103
     Accounts receivable                     1,759,628      1,395,137
     Interest receivable                           435              -
     Inventory                                 877,138        736,425
     Other current assets                      262,672        317,384
                                           -----------   ------------

               Total current assets          3,179,811      4,706,049


Property and equipment, net                  2,352,076      2,333,742

Other assets
     Capitalized software costs, net         3,355,903      3,545,000
     Other assets and refundable income        321,860        273,711
      taxes
                                           -----------   ------------

               Total assets                $ 9,209,650   $ 10,858,502
                                           ===========   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Short-term loan agreements          $     54,503    $          -
     Accounts payable                         830,236         619,907
     Accrued and other liabilities            632,437       1,401,563
     Advanced billings                        126,074               -
     Current portion of long term debt      1,223,661         861,000
                                           -----------   ------------

               Total current liabilities    2,866,911       2,882,470


Long term debt - net of current portion     2,554,863       2,962,000

Stockholders' equity
Preferred stock, authorized 3,000,000
 shares at $.01 par value; issued
 and outstanding, 0 shares at June 30,
 1997 and at December 31, 1996                      -               -

Common stock, authorized 20,000,000
 shares at $.01 par  value; issued and
 outstanding, 5,656,250 shares at
 June 30, 1997 and at December 31,1996         56,563          56,563
Additional paid-in capital                 13,719,709      13,721,482
Accumulated deficit                        (9,988,396)     (8,764,013)
                                           -----------   ------------
               Total stockholders'
                equity                      3,787,876       5,014,032
                                           -----------   ------------
               Total liabilities and
                stockholders' equity     $  9,209,650    $ 10,858,502
                                         ============    ============

See notes to consolidated financial statements.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       Six months ended               Three months ended
                                           June 30,                        June 30,
                                 ---------------------------     --------------------------
                                     1997            1996            1997           1996
                                 -----------     -----------     ----------     -----------
Sales                            $ 3,722,774     $ 3,950,066     $1,667,968     $ 1,155,331

Cost of goods sold                 2,278,327       2,360,542      1,067,892         723,832
                                 -----------     -----------     ----------     -----------
Gross profit                       1,444,447       1,589,524        600,066         431,499
                                 -----------     -----------     ----------     -----------


Selling, general and
   administrative expenses         2,061,337       2,136,967      1,036,488       1,129,850

Research and development
   expenses                          458,823         509,000        231,936         427,887

Public company expenses              150,116               -         66,742               -

Translation loss (gain)             (124,655)        219,000        (80,655)        343,000
                                 -----------     -----------     ----------     -----------
Loss from operations              (1,101,174)     (1,275,444)      (653,445)     (1,469,238)
                                 -----------     -----------     ----------     -----------
Other (income) expenses
Interest income                      (24,070)        (24,133)        (4,535)              -
Interest expense                     534,125       1,175,197        259,125         588,601
Commission income                   (321,133)              -       (187,133)              -
Other, net                           (65,717)        (15,924)       (39,381)         (8,732)
                                 -----------     -----------     ----------     -----------
                                     123,209       1,135,140         28,080         579,869
                                 -----------     -----------     ----------     -----------
Loss from operations before
   income taxes (benefit)        (1,224,383)      (2,410,584)      (681,525)     (2,049,107)

Income tax (benefit)                       -        (316,000)             -        (320,000)
                                 -----------     -----------     ----------     -----------
Net (loss)                      $ (1,224,383)    $(2,094,584)    $ (681,525)    $(1,729,107)
                                ============     ===========     ==========     ===========
Net loss per common share       $       (.21)    $      (.54)    $     (.12)    $      (.44)
                                ============     ===========     ==========     ===========

See notes to consolidated financial statements.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                          1997             1996
                                                                     -------------     ------------
Cash flows from operating activities:
     Net loss                                                         $ (1,224,383)    $(2,094,584)
     Adjustments to reconcile net loss to net cash
      net cash (used in) operating activities:
          Depreciation and amortization expense                            372,985         525,172
          Changes in assets and liabilities
               (Increase) in short-term investments                              -         (13,225)
               Decrease (increase) in accounts receivable                 (364,491)        184,290
               (Increase) in inventories                                  (140,713)       (166,001)
               Decrease (increase) in interest receivable and other
                current assets                                              54,276        (160,151)
               (Increase) in other assets                                  (48,149)       (497,450)
               Increase (decrease) in accounts payable                     210,328        (138,315)
               Increase in advanced billings                               126,074               -
               Increase (decrease) in accrued and other liabilities       (769,126)         81,388
                                                                       -----------     -----------
                         Net cash (used in) operating activities        (1,783,199)     (2,278,876)
                                                                       -----------     -----------
Cash flows from investing activities:
     Computer software costs                                                     -        (372,000)
     Purchase of fixed assets                                             (202,220)        (16,673)
                                                                       -----------     -----------
                         Net cash (used in) investing activities          (202,220)       (388,673)
                                                                       -----------     -----------
Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements                    -         295,287
     Net borrowings (repayments) under short-term loan agreements           54,503        (121,840)
     Proceeds of issuance of senior subordinated notes                           -       2,500,000
     Repayment of long term loan                                           (44,476)              -
     Offering costs                                                         (1,773)              -
                                                                       -----------     -----------
                         Net cash provided by financing activities           8,254       2,673,447
                                                                       -----------     -----------
Net (decrease) increase in cash and cash equivalents                    (1,977,165)          5,898

Translation (loss) gain on cash and cash equivalents                             -        (161,000)

Cash and cash equivalents at beginning of year                           2,257,103         239,031
                                                                       -----------     -----------
Cash and cash equivalents at end of the year                           $   279,938     $    83,929
                                                                       -----------     -----------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                          $   282,672     $   222,000
                                                                       ===========     ===========

See notes to consolidated financial statements.

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   SIGNIFICANT ACCOUNTING POLICIES

    The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures which would otherwise be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its Form 10-KSB/A, as filed with the Commission on May 6, 1997.

     The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2.   SHORT-TERM LOAN AGREEMENTS

     Amounts borrowed under short-term loan agreements represent advances against certain Brazilian accounts receivable which are repaid upon the collection of the accounts receivable generally within thirty days.

3.   LONG-TERM DEBT

     In its effort to renegotiate the terms on one of it's long term debt totaling approximately $948,000 with a Brazilian Bank, the Company has elected not to pay approximately $430,000 in principal and interest currently due. The Company has proposed that all principal payments due in 1997 be postponed until January 1998 whereby it will repay the loan in twelve monthly installments. The proposal also calls for the interest rate to continue as stated under the current loan agreement except that it would be payable quarterly. The Brazilian Bank is continuing to negotiate with the Company and has requested that certain guarantees be provided by the Brazilian subsidiary (which are expected to be issued shortly) and has not notified the Company that the loan is in default. The Company anticipates that the renegotiation will be completed after the end of it's third quarter although there can be no assurance.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4.   EARNINGS PER SHARE

     The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("FASB No. 128"). This statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15. The effect of the adoption of FASB No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

5.   STOCK OPTION PLAN

     On July 24, 1997, in an effort to continue the intended effects of granting qualified and nonqualified options to its employees and outside directors, the Broad of Directors approved a motion to reduce the exercise price of all of the outstanding options to $2.00 from $3.00 with respect to 275,000 Incentive Stock Options and from $6.34 with respect to 30,000 Nonqualified Stock Options. The exercise price of $2.00 exceeded the then outstanding fair market value of the Company's Common Stock on that date.

     In addition, the Board of Directors also granted a total of 60,000 Nonqualified Stock Options to the outside directors and 85,000 Incentive Stock Options to four employees. The exercise price of those options was the fair market value on the date of grant.

     The repricing and granting of the options had no effect on the Company's financial statements.

6.   WORKING CAPITAL REQUIREMENTS

     As of June 30, 1997 the Company has $.3 million of working capital. This working capital together with the cash provided from operating, investing and financing activities and a renegotiation of the Brazilian long term debt described in Note 3 are anticipated to be sufficient to meet the Company's near term liquidity and capital resource needs. However, the Company cannot guarantee that the future transactions necessary to assure sufficiency of its liquidity and capital resource requirements will occur as planned.

     The Company is currently seeking from $2 million to $5 million from new sources of financing or additional investment capital to increase its working capital and fund its long-term liquidity and capital resource needs. On July 25, 1997, the Company entered into an agreement with an investment banker to raise up to $5 million through the issuance of debt, convertible debt or equity securities. The Company has not completed any offering and there can be no assurance that an offering will be completed.

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

OVERVIEW

     The Company derives its revenue primarily from the sales, installation and service of its integrated security systems and the sales of related products. Founded in 1983, the Company began selling and installing its integrated security systems in Brazil. In late 1991, based on the Company's belief that a large potential market for its high-end security products existed in the U.S., the Company expanded its operations by opening an office in Boca Raton, Florida, while continuing to sell its integrated security systems in Brazil. However, due to the long lead time required for the sale of the Company's products and the development of its second generation of integrated security systems, the EnWorks(TM) family of products, no significant revenues were generated in the U.S. In 1995, the Company completed development of the EnWorks(TM) family, which includes the Company's flagship En2000(TM) system. Currently, sales and installation of the Company's En2000(TM) systems account for a majority of its total sales and substantially all of its U.S. sales.

     As a result of the Company's recognition of changing market conditions in both the U.S. and Brazil, the company began in 1995 to concentrate its efforts on the sale and service of its high-end integrated security systems and related products in the U.S. To this end, during the latter part of 1995, the Company began to implement a downsizing strategy with respect to is Brazilian operations. The downsizing strategy included substantial workforce reduction and a refocus in Brazil on developing a more varied product base, such as security system and alarm monitoring products for residential and smaller commercial markets. As of June 30, 1997, the Company reduced its total workforce in Brazil by 83% as compared to the 1995 workforce. The Company believes that its Brazilian workforce can be adequately maintained and supported by sales at least equal to those generated in Brazil during the 1996 fiscal year. As the final component to this downsizing strategy, the Company is also currently negotiating to lease a substantial portion of its approximately 40,000 square feet of office and warehouse space in Brazil and/or to sell such facilities outright. For the six months ended June 30, 1997, the benefits of the downsizing plan have resulted in a significant reduction of operating expenses in its Brazilian operations, as compared to the year earlier period.

     In connection with the Company's concentration in the U.S. of sales of high-end integrated security systems and related products and its refocus in Brazil on sales of less complex systems, the Company began to expand its U.S. operations. In the second half of 1996, the Company relocated its research and development efforts from Brazil to the U.S. The Company also hired additional management, administration, sales and operations personnel in the U.S. While this expansion increased U.S. operating costs for the first six months of 1997 by approximately $670,000 (exclusive of public company expenses) as compared to the year prior period, U.S. sales for the nine month period ended June 30, 1997 were approximately 125% greater than the $2.4 million in sales generated by the Company in the U.S. during fiscal year 1996.

     In April 1997, the Company was notified of a potential infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, believes that it has several defenses and proposed a settlement. The Claimant has not responded to the Company's current offer. The Claimant's latest proposal provides the Company with a non-exclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty on all future qualifying sales.

FOREIGN CURRENCY EXCHANGE RATES AND TRANSLATION GAINS AND LOSSES

     The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian reais, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized a gain of $124,655 for the six months ended June 30, 1997 and a loss of $219,000 in the first six months of 1996.

     Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced translation gains for fiscal 1996 as a result of the dollar's overall weakness against the real and because the company was in a net-liability position related to items translated at current rates. For the six months ended June 30, 1997, the company experienced translation gains because the Company remained in such a net liability position, although the dollar strengthened against the real during such period.

RESULTS OF OPERATIONS

Second Quarter 1997 Compared with Second Quarter 1996

     Sales. Total sales for the three months ended June 30, 1997 increased $.5 million, or 41.7%, to $1.7 million from $1.2 million in the comparable 1996 period. This increase occurred in the Company's U.S. operations as a result of shipping backlog in the previous quarter of the 1997 being greater than during the 1996 period. The increase in U.S. sales represents a 237% increase over U.S. sales during the comparable prior year period.

     Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 1997 increased $.4 million, or 57.1%, to $1.1 million from $.7 million in the year earlier period. This increase was attributable to the increase in sales. The resulting gross profit and gross profit percentage for the three months ended June 30, 1997 were $.6 million and 35.2%, respectively, compared to $.4 million and 33.3%, respectively for the year prior period. The increase in the gross profit percentage results from a higher percentage of U.S. sales in 1997 as compared to the year earlier period and such sales have realized a higher gross profit than those in Brazil.

     Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended June 30, 1997 decreased $.1 million to $1.0 million from $1.1 million in the year earlier period. In the 1997 period, payroll costs decreased $.2 million due to downsizing efforts in Brazil and was offset by $.1 million increase in U.S. payroll and related costs.

     Research and Development Expenses. Research and development expenses decreased $.2 million, or 50%, from $.4 million in the three months ended 1996 to $.2 million in the year later period. This decrease was attributable to the reduction of payroll and related costs to 8 employees in the U.S. in the 1997 period from 11 employees located in Brazil in the 1996 period.

     Public Company Expenses. The Company's Initial Public Offering was completed on September 25, 1996, at which time the Company's common stock began to be quoted on the NASDAQ Small Cap Market and the Company was required to file certain reports and statements under both the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended. As a result of the Company's obligations, both a publicly-traded company and as a reporting company, the Company began to incur expenses for directors and officer liability insurance premiums, public and investor relations fees, printing costs, legal and other professional fees, and other similar public company expenses. For the three months ended June 30, 1997 those expenses amounted to $66,742. This is comparative to $83,374 incurred in the first three months of 1997 as these expenses can fluctuate from quarter to quarter and will continue.

     Other Income and Expenses. Interest expense for the second quarter of 1997 decreased $.3 million, or 50%, from $.6 million in the year earlier period to $.3 million. This decrease resulted from the repayment of certain Brazilian short-term notes payable in September 1996 which bore interest at rates of approximately 5% to 6% per month and the repayment of $2.5 million bridge financing also in September 1996.

     Commission income amounted to $.2 million for the three months ended June 30, 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division for two years from the date of such sale. During the second quarter of 1996, no commissions were earned or received by the Company. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1997 fiscal year.

     Income Tax Benefit. Income tax benefit for the three months ended June 30, 1997 decreased by $.3 million from $.3 million in the comparable 1996 period. This decrease was attributable to a decrease in the Company's net deferred tax liability that was available to offset foreign net operating losses which were generated in fiscal year 1996 and 1997.

First Six Months of 1997 Compared with First Six Months of 1996

     Sales. Total sales for the six months ended June 30, 1997 decreased $.3 million, or 7.5%, to $3.7 million from $4.0 million in the year prior period. This decrease was largely attributable to an unusual concentration of sales in Brazil in the first quarter of 1996 that did not reoccur in the first quarter of 1997. This decrease would have been $.4 million larger had it not been for the increase in second quarter 1997 U.S. sales. The Company anticipates that its overall 1997 sales in Brazil will be comparable to those in 1996. The Company's sales in the U.S. during the first six months of 1997 increased by 56.5% from the year prior period. This increase resulted from an increase in bookings as compared to the prior year. In addition to the overall increase in U.S. sales, sales from the Company's U.S. operations amounted to 46% and 28% of the total first six months sales for the period ended June 30, 1997 and 1996, respectively. This increase reflects the Company's redirection toward sales of its integrated security systems and related products in the U.S.

     Cost of Goods Sold. Cost of goods sold in the first six months ended June 30, 1997 decreased $.1 million, or 4.2%, to $2.3 million from $2.4 million in the year earlier period. The decrease in cost of goods sold resulted primarily from a decrease in sales. The gross profit and gross profit percentages for the first six months ended June 30, 1997 were $1.4 million and 37.8%, respectively, compared to $1.6 million and 40%, respectively, for the year prior period. The decrease in gross profit percentage is the result of lower gross margin on sales in Brazil which occurred because of competitive price reductions implemented in late 1996. However, the gross profit percentage for the first six months of 1997 increased as compared to the 25% gross profit percentage in the fourth quarter of 1996. This increase primarily resulted from a higher percentage of total sales occurring in the U.S. rather than in Brazil, which U.S. sales yield higher gross profits as compared to the Company's Brazilian sales in the year earlier period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1997 decreased approximately $76,000, or 3.6%, to $2.06 million as compared to $2.14 million in the year prior period. As a result of its downsizing strategy in Brazil, payroll and related costs associated with the Company's Brazilian operations decreased by approximately $.3 million for the period ended June 30, 1997. This decrease was offset by an increase of approximately $.2 million in payroll and related costs associated with the Company's expansion of its U.S. operations.
In the U.S., the Company increased the number of its employees in the U.S. from 7 as of June 30, 1996 to 15 as of June 30, 1997. This increase includes the hiring of two of the Company's executive officers, an additional sales person, one administrative employee and four employees in operations.

    Research and Development Expenses. Research and development expenses for the first six months ended June 30, 1997 decreased $50,177 or 9.9%, from $509,000 for the first six months ended June 30, 1996 to $458,823 for the year later period. In the first six months of 1996, the Company incurred $.9 million of total costs associated with its research and development activities, of which $.4 million was capitalized in connection with the completion of the development of the EnWorks(R) family of products, and $.5 million was recognized as research and development expense. In the first six months of 1997, the Company incurred $.5 million of total research and development costs, of which $.4 million reflected the Company's continued development efforts on new features whose costs were expensed in the period incurred, and $.1 million was recognized as cost of goods sold in connection with the development of customized features and capabilities for specific customers.

    Public Company Expenses. The Company's initial public offering was completed on September 25, 1996, at which time the Company's common stock began to be quoted on the NASDAQ Small Cap Market and the Company was required to file certain reports and statements under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. As a result of the Company's obligations as both a publicly-traded company and as a reporting company, the Company began to incur expenses for directors and officers liability insurance premiums, public and investor relations fees, printing costs, legal and other professional fees, and other similar public company expenses. For the six months ended June 30, 1997, these expenses amounted to $150,116. These expenses are expected to continue and may increase from time to time in future periods.

    Other Income and Expenses. Interest expense for the six months ended June 30, 1997 decreased $.6 million, or 50%, from $1.2 million in the year earlier period to $.6 million. This decrease resulted from the repayment of certain Brazilian short-term notes payable in September 1996 which bore interest at rates of approximately 5% to 6% per month and repayment of $2.5 million bridge financing also in September 1996 whose amortization of debt discount and financing costs totaled approximately $.2 million for the six months ended June 30, 1997. These notes were repaid from the proceeds of the Company's initial public offering.

    Commission income amounted to $.3 million for the six months ended June 30, 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division for two years from the date of such sale. During the first six months of 1996, no commissions were earned or received by the Company. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1997 fiscal year.

    Income Tax Benefit. Income tax benefit was $.3 million for the six months ended June 30, 1996 and -0- for the comparable year later period. This decrease was attributable to a decrease in the company's net deferred tax liability that was available to offset against foreign net operating which were generated in fiscal year 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the six months ended June 30, 1997 amounted to $1.8 million which resulted primarily from the Company's net loss from operations and a reduction in accounts payable and accrual expenses. Net cash used in investing activities for the six months ended June 30, 1997 amounted to $.2 million which resulted primarily from the purchase of equipment and leasehold improvements in the U.S.

    The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks and limited short-term credited facilities established with Brazilian banks. The Company obtained its long-term debt financing from two Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which in 1996 was 10%. In January 1997, the Company completed a restructuring of $2.9 million of $3.8 million of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to March 1998 and the amortization period from 35 to 50 months. The interest rate charged on the outstanding loan balance remains unchanged. The Company is currently in negotiations with a Brazilian Bank to renegotiate the repayment of $.9 million of outstanding long-term debt. The Company has proposed that all principal payments due in 1997 be postponed until January 1998 when the twelve month amortization will commence and continue until December 1998 when the loan will be repaid. The proposal also calls for the loan to bear interest as currently stated except that it would be paid quarterly instead of monthly. In connection with this renegotiation, the company elected not to pay approximately $430,000 of principal and interest due under the loan. The Brazilian Bank has requested that certain guarantees be provided by the Company's Brazilian subsidiary (which are expected to be issued shortly) and has not notified the Company that the loan is in default. The Company anticipates that the renegotiation will be successfully completed soon after the end of the third quarter.

    Working capital at June 30, 1997 decreased $1.5 million, or 83.3%, to $.3 million from $1.8 million at December 31, 1996. This decrease was substantially attributable to the Company's net loss exclusive of depreciation and amortization, investments in certain of its fixed assets, repayment of its long-term debt and increases in the current portion of such long-term debt. The Company is currently seeking from $2 million to $5 million from other sources of financing or additional investment capital, primarily as a result of the Company's higher than expected losses incurred during the 1996 and 1997 periods. On July 25, 1997, the Company entered into an agreement with an investment banker to raise up to $5 million. In addition to securing additional financing the Company is also pursuing other business opportunities. Should it become unable to secure such financing, additional capital or be able to complete other business opportunities, the Company would be required to reduce or eliminate altogether certain of its operations which would have a materially adverse impact on the Company's sales and future growth for the 1997 fiscal year.

    While the Company has no commitments for capital expenditures as of June 30, 1997, it anticipates that it will incur approximately $1.0 million of research and development expenditures, assuming the availability of capital during the 1997 fiscal year in order to enhance existing products and to develop new products.

FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the company to lease or sell it's Brazilian facility, maintain the size of Brazilian workforce in conjunction with sales comparable to 1996; successfully negotiate the patent claim; the ability to maintain or surpass past or current levels of profitability; successfully renegotiate repayment of certain outstanding long-term debt; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

APPOINTMENT OF OUTSIDE DIRECTOR

      One June 24, 1997, the Board of Directors of the Company appointed Eugene Zuriff, Esq. to serve as an outside director of the Company. Mr. Zuriff is a director and member of the Executive Committee of the Commercial Bank of New York; the Director of Strategic Planning of and a consultant to the New York Restaurant Group; and a director of Omni Financial Corp., a receivable and factoring company. Mr. Zuriff received a Bachelor of Science Degree in Accounting from New York University and attended New York University Graduate School of Business. Mr. Zuriff received a Juris Doctor degree from New York University School of Law and is licensed to practice law in the State of New York.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.  The following is a list of Exhibits filed as part of this
           ---------
           Quarterly Report on Form 10-QSB:

           No.      Exhibit
           -----    -------
           11.1*    Statement Regarding Computation of Per Share Earnings
           27.1*    Financial Data Schedule

     ---------------
     * Filed as an exhibit hereto.


     (b)  Reports on Form 8-K.
          --------------------

           None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton in the State of Florida on November 11, 1996.


                           ENSEC INTERNATIONAL, INC.
                           -------------------------
                                 (Registrant)


DATE: November 11, 1996               By:  /s/ Charles N. Finkel
                                           -------------------------------------
                                           Charles N. Finkel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE: November 11, 1996               By:  /s/ David J. Rottner
                                           -------------------------------------
                                           David J. Rottner
                                           Vice President, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial Officer)