Form 10QSB
period 1997-09-30
ENSEC INTERNATIONAL INC
filed 1997-11-19
CIK 1014477

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 19, 1997
    -----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               for the quarterly period ended September 30, 1997


        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from_______________ to _____________

                         Commission File Number 0-21361


                           ENSEC INTERNATIONAL, INC.
             -----------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              FLORIDA                                  65-0654330
   ------------------------------            ----------------------------------
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


           751 PARK OF COMMERCE DRIVE, SUITE 104, BOCA RATON FL 33487
      -----------------------------------------------------------------
     (Address of principal executive offices)               (zip code)


                                 (561) 997-2511
                                 --------------
               Registrant's telephone number, including area code


                                 NOT APPLICABLE
      -------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ X ]    NO [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of November 5, 1997 the registrant had 5,656,250 shares of common stock issued and outstanding.


     Transitional Small Business Disclosure Format:  Yes [   ]     No [ X ]

                           ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB


PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

            Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996

            Consolidated Statements of Operations for the nine and three month periods ended September 30, 1997 and 1996 (unaudited)

            Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 (unaudited)

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

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,              December 31,
                                                                       1997                       1996
                                                               -------------------        ------------------
                                                                    (unaudited)
Current assets
     Cash and cash equivalents                                   $     249,923             $   2,257,103
     Accounts receivable                                             1,189,418                 1,395,137
     Interest receivable                                                   272                         -
     Inventory                                                         666,279                   736,425
     Other current assets                                              319,842                   317,384
                                                                 -------------             -------------
               Total current assets                                  2,425,734                 4,706,049

Property and equipment, net                                          2,300,836                 2,333,742

Other assets
     Capitalized software costs, net                                 3,311,423                 3,545,000
     Other assets and refundable income and social taxes               980,677                   273,711
                                                                 -------------             -------------
               Total assets                                      $   9,018,670             $  10,858,502
                                                                 =============             =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                            $     680,468             $     619,907
     Accrued and other liabilities                                     746,046                 1,401,563
     Advanced billings                                                 249,628                         -
     Current portion of long term debt                               1,077,890                   861,000
                                                                 -------------             -------------
               Total current liabilities                             2,754,032                 2,882,470

Long term debt - net of current portion                              2,732,167                 2,962,000

Stockholders' equity
Preferred stock, authorized 3,000,000 shares at $.01 par value;
 issued and outstanding, 0 shares at September 30, 1997 and
 at December 31, 1996                                                        -                         -

Common stock, authorized 20,000,000 shares at $.01 par
 value; issued and outstanding, 5,656,250 shares at
 September 30, 1997 and at December 31,1996                             56,563                    56,563
Additional paid-in capital                                          13,719,709                13,721,482
Accumulated deficit                                                (10,243,801)               (8,764,013)
                                                                 -------------             -------------
               Total stockholders' equity                            3,532,471                 5,014,032
                                                                 -------------             -------------
               Total liabilities and stockholders' equity        $   9,018,670             $  10,858,502
                                                                 =============             =============

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                Nine months ended                         Three months ended
                                                   September 30,                             September 30,
                                      ------------------------------------        ----------------------------------
                                          1997                   1996                  1997                 1996
                                      -------------          -------------        -------------        -------------
Sales
                                      $  4,793,396           $  5,687,197         $  1,070,622         $  1,737,132
Cost of goods sold                       2,995,965              3,576,440              717,638            1,215,898
                                      ------------           ------------         ------------         ------------
Gross profit                             1,797,431              2,110,757              352,984              521,234
                                      ------------           ------------         ------------         ------------
Selling, general and
   administrative expenses               3,036,450              3,245,564              975,113            1,108,597
Research and development
   expenses                                647,916              1,067,570              189,093              558,570
Public company expenses                    222,192                                      72,077
Translation loss (gain)                   (187,730)              (286,000)             (65,075)            (505,000)
                                      ------------           ------------         ------------         ------------
Loss from operations                    (1,919,397)            (1,916,377)            (818,224)            (640,933)
                                      ------------           ------------         ------------         ------------
Other (income) expenses
Interest income                            (27,722)               (49,373)              (3,652)             (25,240)
Interest expense                           801,138              2,582,667              267,013            1,407,470
Commission income                         (389,645)                                    (68,512)
Other, net                                (823,382)                (8,377)            (757,669)              24,301
                                      ------------           ------------         ------------         ------------
                                          (439,611)             2,541,671             (562,820)           1,406,531
                                      ------------           ------------         ------------         ------------
Loss from operations before
   income taxes (benefit)               (1,479,786)            (4,458,048)            (255,404)          (2,047,466)
Income tax (benefit)                                             (316,000)
                                      ------------           ------------         ------------         ------------
Net (loss)                            $ (1,479,786)          $ (4,142,048)        $   (255,404)        $ (2,047,466)
                                      ============           ============         ============         ============
Net loss per common share
                                      $       (.26)          $      (1.12)        $       (.05)        $       (.55)
                                      ============           ============         ============         ============

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                     -------------------------------------
                                                                         1997                     1996
                                                                     ------------             ------------
Cash flows from operating activities:
     Net loss                                                        $ (1,479,786)            $ (4,142,048)

     Adjustments to reconcile net loss to
      net cash (used in) operating activities:
          Depreciation and amortization expense                           509,413                  689,885
          Decrease in deferred tax liability                                                      (319,000)
          Amortization of debt discount                                                            725,000
          Changes in assets and liabilities
               Decrease  in short-term investments                                                 922,775
               Decrease (increase) in accounts receivable                 205,719                 (391,417)
               Decrease (increase) in inventories                          70,148                  (54,620)
               (Increase) in interest receivable and other
                 current assets                                            (2,730)                (261,747)
               (Increase) decrease in other assets and income
                 and social taxes receivable                             (706,966)                   1,430
               Decrease (increase) in net assets of discontinued
                 operations                                                                        230,000
               Increase (decrease) in accounts payable                     60,561                  329,418
               Increase in advanced billings                              249,628
               (Decrease) Increase in accrued and other liabilities      (655,517)                 676,002
                                                                     ------------             ------------
                         Net cash (used in) operating activities       (1,749,530)              (1,594,322)
                                                                     ------------             ------------
Cash flows from investing activities:
     Computer software costs                                                                      (372,000)
     Purchase of fixed assets                                            (242,933)                 (43,852)
                                                                     ------------             ------------
                         Net cash (used in) investing activities         (242,933)                (415,852)
                                                                     ------------             ------------
Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements                                      281,226
     Dividends paid                                                                               (296,939)
     Principal payment of long term debt and senior
      subordinated notes                                                  (12,944)              (2,950,000)
     Proceeds of issuance of senior subordinated notes                                           2,500,000
     Net proceeds from issuance of common stocks and warrants                                    9,603,267
     Exercise of warrants                                                                           23,125
     Warrant costs                                                                                 (82,296)
     Proceeds from borrowing under loan agreements                                                 500,000
     Repayments from borrowings under loan agreements                                             (500,000)
     Offering costs                                                        (1,773)
                                                                     ------------             ------------
                         Net cash provided by financing activities        (14,717)               9,078,383
                                                                     ------------             ------------
Net (decrease) increase in cash and cash equivalents                   (2,007,180)               7,068,209

Translation (loss) on cash and cash equivalents                                                    (39,404)

Cash and cash equivalents at beginning of year                          2,257,103                  239,031
                                                                     ------------             ------------
Cash and cash equivalents at end of the end of the period            $    249,923             $  7,267,836
                                                                     ------------             ------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                       $    437,672             $  1,437,785
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

2.   LONG-TERM DEBT

     As of November 14, 1997, the Company renegotiated the terms of one of its long term debt obligations which totaled $991,322 as of September 30, 1997. The loan is to be amortized monthly in various amounts commencing in November 1997 with interest at 12% plus an inflation adjustment (estimated at 7% - 9% for 1997). The loan continues to be guaranteed by the Chief Executive Officer of the Company and is further guaranteed by certain of the Ensec S.A. maintenance contracts, the lease agreement described in Note 4, and the commission contract between Ensec S.A. and the former minority shareholder of Ensec S.A.

     The aggregate annual maturities as of September 30, 1997 are as follows:


         1998                 $626,668
         1999                 $364,654
                              --------
                              $991,322
                              ========

                  ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.   EARNINGS PER SHARE

     The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("FASB No. 128"). This statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15. The effect of the adoption of FASB No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

4.   LEASE OF THE BRAZILIAN FACILITY

     On August 1, 1997 the Company's Brazilian subsidiary leased 50% of the Brazilian facility to the former minority shareholder of Ensec S.A.. The initial lease term is for ten years with a noncancellable term for the first five years. The monthly rental charge for the first year is approximately $26,000. Subsequent annual rental charges will be adjusted for changes in purchasing power of the reais and at the request of either the lessor or lessee for changes in the rental market values of the property. In addition to the monthly rental charge the lease also provides that the lessee pay for its share of maintenance, taxes, and other operating expenses and requires the last six months of rent to be paid in advance.

5.   PATENT INFRINGEMENT

     In April 1997, the Company was notified of its infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, and has proposed a settlement. On September 18, 1997 the Claimant rejected the Company's offer, reaffirmed its infringement claim, asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed their latest proposal. The Claimant's latest proposal, which expires on November 17, 1997, provides the Company with a non-exclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty payment equal to 5% on all future qualifying sales through February 1998. The Company is reviewing this proposal and has requested additional time to respond.

6.   WORKING CAPITAL REQUIREMENTS

     As of September 30, 1997 the Company has a $.3 million of working capital deficit. This deficit together with $.2 million of secured financing, to be provided by its investment banker is expected to meet its working capital requirements through the balance of fiscal 1997, although there can be no assurance.

     In connection with the letter agreement dated July 25, 1997 between the Company and an investment banker, on October 8, 1997 the Company entered into an Agency agreement with the investment banker to raise up to $5 million through the issuance of a minimum of 30 and a maximum of 50 units. Each unit will consist of a five year, $50,000, 10% secured note and between 22,000 - 18,000 Class B warrants. The number of Class B warrants to be issued decreases from 22,000 to 18,000 depending on which tranch the unit holder enters into. The Notes will be secured by the Company's software. The Notes will mature in five years with interest only begin paid on January 1 and July 31 of each year. The Class B warrants will be exerciseable at $1.25 and will be callable by the Company when certain criteria are met. The units are being sold on a best efforts basis. In connection with the offering the Investment Banker will receive a 10% commission and Class B warrants in the amount equal to 10% of the total amount of the notes to be issued. The Company is responsible for all expenses of the offering. The initial closing of the first tranch has not been scheduled and there can be no assurance an offering will be completed. Should the offering be unsuccessful, the Company would have to seek other sources of capital in order for its U.S. operations to continue to operate. The Company has not commenced negotiations with such other sources at this time. Should the Company be unable to obtain additional capital it would be required to reduce or eliminate altogether its U.S. operations which would have a material adverse impact on the Company's sales and immediate future growth.

7.   RECOVERY OF SOCIAL TAXES

     In 1992 certain social taxes were judged unconstitutional in Brazil. As a result of such ruling the Company's Brazilian subsidiary sought and was awarded in September 1997 after exhausting the full appeal process a refund of such social taxes. The ultimate amount of the refund will be increased for monetary correction as defined under Brazilian law. With respect to such award the Company has recognized $726,575 as other income in the Statement Of Operations and a receivable as of September 30, 1997. The Company expects to receive approximately $88,000 of this receivable by September 1998 and the balance by November 1998.

8.   ACQUISITION

     On November 13, 1997 the Company signed a letter of intent ("Letter") to acquire all of the outstanding capital stock of Integrated Security Resources, Inc. ("ISR"). ISR is a security system integration and engineering company headquartered in the Washington D.C. area with offices in Dallas and San Antonio, Texas. Simultaneous with the acquisition, ISR is intended to be merged into Ensec Inc. Under the terms of the Letter the Company will issue up to 2,000,000 of its common stock and issue warrants to purchase up to 1,000,000 shares of its common stock. The consideration to be issued is based on certain amount of revenues and earnings before interest, taxes, depreciation and amortization being realized during the year ended June 30, 1998 as defined in the Letter. The controlling shareholders of ISR also have the ability to earn options to purchase up to 3,000,000 shares of the Company's common stock during the fiscal years 1998-2000 based on total revenue and net income before interest, taxes, depreciation and amortization of Ensec Inc. The Acquisition is subject to among other conditions the completion of due diligence, a signed definitive acquisition agreement by December 31, 1997 and the completion of a minimum of $1.5 million of financing.

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

OVERVIEW

     The Company derives its revenue primarily from the sales, installation and service of its integrated security systems and the sales of related products. Founded in 1983, the Company began selling and installing its integrated security systems in Brazil. In late 1991, based on the Company's belief that a large potential market for its high-end security products existed in the U.S., the Company expanded its operations by opening an office in Boca Raton, Florida, while continuing to sell its integrated security systems in Brazil. However, due to the long lead time required for the sale of the Company's products and the development of its second generation of integrated security systems, the EnWorksO family of products, no significant revenues were generated in the U.S. In 1995, the Company completed development of the EnWorksO family, which includes the Company's flagship En2000O system. Currently, sales and installation of the Company's En2000O systems account for a majority of its total sales and substantially all of its U.S. sales.

     As a result of the Company's recognition of changing market conditions in both the U.S. and Brazil, the Company began in 1995 to concentrate its efforts on the sale and service of its high-end integrated security systems and related products in the U.S. To this end, during the latter part of 1995, the Company began to implement a downsizing strategy with respect to is Brazilian operations. The downsizing strategy included substantial workforce reduction and a refocus in Brazil on developing a more varied product base, such as other manufacturers of low end security systems, CCTV, as well as, data security software and time and attendance system solutions. As of September 30, 1997, the Company reduced its total workforce in Brazil by 84% as compared to the 1995 workforce. The Company believes that its Brazilian workforce can be adequately maintained and supported by sales at least equal to those generated in Brazil during the 1996 fiscal year. During the third quarter of 1997, the Company leased 50% of its 40,000 square feet of office and warehouse space in Brazil (See Note 4 to the Consolidated Financial Statements) and it continues to attempt to sell such facilities outright. The Company intends to continue to occupy the facility when it is sold. For the nine months ended September 30, 1997, the benefits of the downsizing plan have resulted in a significant reduction of operating expenses in its Brazilian operations, as compared to the year earlier period.

     In connection with the Company's concentration in the U.S. of sales of high-end integrated security systems and related products and its refocus in Brazil on sales of less complex systems, the Company began to expand its U.S. operations. In the second half of 1996, the Company relocated its research and development efforts from Brazil to the U.S. The Company also hired additional management, administration, sales and operations personnel in the U.S. This expansion increased U.S. operating costs and sales by approximately $.7 million for the first nine months of 1997 (exclusive of public company expenses) as compared to the year prior period. During the third quarter of 1997 the Company's U.S. sales significantly deteriorated as compared to the previous two quarters. This deterioration is attributed to the Company not receiving sales orders from its distribution channels, in particular ADT, the lack of new distribution channels, and not being awarded new contracts for which it directly bid. The Company has scheduled a meeting with ADT to investigate the lack of sales activity, continues to seek additional channel partners and is bidding contracts it qualifies for. However, there can be no assurance that any of the Company's efforts will be result in near term sales. In order to further address these problems, as detailed in Note 8 to the Consolidated Financial Statements, on November 13, 1997 the Company has entered into a letter of intent to acquire Integrated Security Resources, Inc. This acquisition is subject to various conditions including the completion of $1.5 million of financing, due diligence and signed definitive acquisition agreement by December 31, 1997. There can be no assurance that all of the conditions will be met and therefore the acquisition will be completed.

     In April 1997, the Company was notified of its infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, and has proposed a settlement. On September 18, 1997 the Claimant rejected the Company's offer, reaffirmed its infringement claim, asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed their latest proposal. The Claimant's proposal, which expires on November 17, 1997, provides the Company with a non-exclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty payment equal to 5% on all future qualifying sales through February 1998. The Company is reviewing this proposal and has requested additional time to respond.

FOREIGN CURRENCY EXCHANGE RATES AND TRANSLATION GAINS AND LOSSES

     The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian reais, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized gains of $187,730 and $286,000 for the nine months ended September 30, 1997 and 1996, respectively.

     Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced translation gains for fiscal 1996 as a result of the dollar's overall weakness against the real and because the company was in a net-liability position related to items translated at current rates. For the nine months ended September 30, 1997, the company experienced translation gains because the Company remained in such a net liability position.

RESULTS OF OPERATIONS

Third Quarter 1997 Compared with Third Quarter 1996

     Sales. Total sales for the three months ended September 30, 1997 decreased $.6 million, or 35.3%, to $1.1 million from $1.7 million in the comparable 1996 period. This decrease occurred in the Company's Brazilian operations as a result of postponement of installations until the last quarter of 1997 and the first quarter of 1998 by customers and because delays in the importation of merchandise used in these installations. U.S. operations failed to increase sales because of the reduction of orders from its distribution channels, which it is investigating and because it was not awarded any contracts that it directly bid. See Overview section of this analysis for further discussion of this problem and corrective actions being taken by the Company.

     Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 1997 decreased $.5 million, or 41.7%, to $.7 million from $1.2 million in the year earlier period. This decrease was attributable to the decrease in sales. The resulting gross profit and gross profit percentage for the three months ended September 30, 1997 were $.4 million and 36.4%, respectively, compared to $.5 million and 29.4%, respectively for the year prior period. The increase in the gross profit percentage results from the benefits of cost controls implemented in the Company's Brazilian operations during early 1997.

     Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended September 30, 1997 decreased $.1 million to $1.0 million from $1.1 million in the year earlier period. In the 1997 period, payroll costs decreased $.1 million due to downsizing efforts in Brazil resulting in a reduction of ten employees from the year earlier period.

     Research and Development Expenses. Research and development expenses decreased $.4 million, or 66.7%, from $.6 million in the three months ended 1996 to $.2 million in the year later period. This decrease was attributable to the reduction of payroll and related costs of reducing the total number of research and development employees from 18 in the 1996 period to 10 in the 1997 period.

     Public Company Expenses. The Company's Initial Public Offering was completed on September 25, 1996, at which time the Company's common stock began to be quoted on the NASDAQ Small Cap Market and the Company was required to file certain reports and statements under both the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended. As a result of the Company's obligations, both a publicly-traded company and as a reporting company, the Company began to incur expenses for directors and officer liability insurance premiums, public and investor relations fees, printing costs, legal and other professional fees, and other similar public company expenses. For the three months ended September 30, 1997 those expenses amounted to $72,077. This is comparative to amounts incurred in the first two quarters of 1997; however, these expenses can fluctuate from quarter to quarter and will continue.

     Other Income and Expenses. Interest expense for the third quarter of 1997 decreased $1.1 million, or 78.6%, from $1.4 million in the year earlier period to $.3 million. This decrease resulted from the repayment of certain Brazilian short-term notes payable in September 1996 which bore interest at rates of approximately 5% to 6% per month and the repayment of $2.5 million bridge financing also in September 1996 which had debt discount and deferred financing costs in excess of $800,000.

     Commission income amounted to $.1 million for the three months ended September 30, 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division for two years from the date of such sale. During the third quarter of 1996, no commissions were earned or received by the Company. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1997 fiscal year.

     In 1992 certain social taxes were judged unconstitutional in Brazil. As a result of such ruling the Company's Brazilian subsidiary sought and was awarded in September 1997 after exhausting the full appeal process a refund of such social taxes. The ultimate amount of the refund will be increased for monetary correction as defined under Brazilian law. With respect to such award the Company has recognized $726,575 as other income for the three months ended September 30, 1997. The Company expects to receive approximately $88,000 of this refund by September 1998 and the balance by November 1998.

Nine Months of 1997 Compared with Nine Months of 1996

     Sales. Total sales for the nine months ended September 30, 1997 decreased $.9 million, or 15.8%, to $4.8 million from $5.7 million in the year prior period. This decrease was attributable to an unusual concentration of sales in Brazil in the first quarter of 1996 that did not reoccur in the first quarter of 1997 and the postponement of installations in Brazil during the third quarter of 1997 period until the forth quarter of 1997 or first quarter of 1998. The Company's sales in the U.S. during the first nine months of 1997 increased by 56.5% from the year prior period. However, for the reason detailed in the "Overview" section of this analysis since the second quarter of 1997 sales in the U.S. have deteriorated considerably. The Company has taken steps also detailed in the "Overview" to correct the U.S. sales problem.

     Cost of Goods Sold. Cost of goods sold in the nine months ended September 30, 1997 decreased $.6 million, or 16.7%, to $3.0 million from $3.6 million in the year earlier period. The decrease in cost of goods sold resulted primarily from a decrease in sales. The gross profit and gross profit percentages for the nine months ended September 30, 1997 were $1.8 million and 37.5%, respectively, compared to $2.1 million and 36.8%, respectively, for the year prior period. While the gross profit percentages are comparable they reflect different sales mixtures. The overall gross profit in 1997 is effected by an increasing percentage of total sales coming from the U.S. operations which has better gross profits than Brazilian sales whose gross profits are lower than the 1996 period by approximately 3%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 decreased approximately $.3 million or 9.1%, to $3.0 million as compared to $3.3 million in the year prior period. As a result of its downsizing strategy in Brazil, payroll and related costs associated with the Company's Brazilian operations decreased by approximately $.6 million for the period ended September 30, 1997 as compared to the year earlier period. This decrease was offset by an increase of approximately $.3 million in payroll and related costs associated with the Company's expansion of its U.S. operations. In the U.S., the Company increased the number of its employees from 8 as of September 30, 1996 to 12 as of September 30, 1997. This increase includes the hiring of one of the Company's executive officer, one administrative employee and four employees in operations.

     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1997 decreased $.4 million or 36.4%, from $1.1 million for the nine months ended September 30, 1996 to $.7 million for the year later period. During the 1996 period, the Company incurred $1.1 million of total costs associated with its research and development activities, of which $.4 million was capitalized in connection with the completion of the development of the EnWorks(R) family of products, and $.7 million was recognized as research and development expense. In the 1997 period, the Company incurred $.8 million of total research and development costs, of which $.7 million reflected the Company's continued development efforts on new features whose costs were expensed in the period incurred, and $.1 million was recognized as cost of goods sold in connection with the development of customized features and capabilities for specific customers. The overall decrease in research and development cost is the results of a decrease in personnel and salary related costs associated with the reduction in the number of employees from 18 in the 1996 period to 10 in the 1997 period.

     Public Company Expenses. The Company's initial public offering was completed on September 25, 1996, at which time the Company's common stock began to be quoted on the NASDAQ Small Cap Market and the Company was required to file certain reports and statements under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. As a result of the Company's obligations as both a publicly-traded company and as a reporting company, the Company began to incur expenses for directors and officers liability insurance premiums, public and investor relations fees, printing costs, legal and other professional fees, and other similar public company expenses. For the nine months ended September 30, 1997, these expenses amounted to $222,192. These expenses are expected to continue and may increase from time to time in future periods.

     Other Income and Expenses. Interest expense for the nine months ended September 30, 1997 decreased $1.8 million, or 50%, from $2.6 million in the year earlier period to $.8 million. This decrease resulted from the repayment of certain Brazilian short-term notes payable in September 1996 which bore interest at rates of approximately 5% to 6% per month and repayment of $2.5 million bridge financing also in September 1996 whose amortization of debt discount and financing costs were in excess of $.8 million. These notes were repaid from the proceeds of the Company's initial public offering.

     Commission income amounted to $.4 million for the nine months ended September 30, 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division for two years from the date of such sale. During the comparable period in 1996, no commissions were earned or received by the Company. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1997 fiscal year.

     In 1992 certain social taxes were judged unconstitutional in Brazil. As a result of such ruling the Company's Brazilian subsidiary sought and was awarded in September 1997 after exhausting the full appeal process a refund of such social taxes. The ultimate amount of the refund will be increased for monetary correction as defined under Brazilian law. With respect to such award the Company has recognized $726,575 as other income for the nine months ended September 30, 1997. The Company expects to receive approximately $88,000 of this refund by September 1998, and the balance by November 1998.

     Income Tax Benefit. Income tax benefit was $.3 million for the nine months ended September 30, 1996 and $0 for the comparable year later period. This decrease was attributable to a decrease in the Company's net deferred tax liability that was available to offset against foreign net operating which were generated in fiscal year 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1997 amounted to $1.7 million which resulted primarily from the Company's net loss from operations and a reduction in accounts payable and accrual expenses. Net cash used in investing activities for the nine months ended September 30, 1997 amounted to $.2 million which resulted primarily from the purchase of equipment and leasehold improvements in the U.S.

     The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks and limited short-term credited facilities established with Brazilian banks. The Company obtained its long-term debt financing from two Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which is expected to be 7%-9% for 1997. In January 1997, the Company completed a restructuring of $2.9 million of $3.8 million of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to March 1998 and the amortization period from 35 to 50 months. The interest rate charged on the outstanding loan balance remains unchanged. As of November 14, 1997 the Company successfully renegotiated the terms of its $.9 million long term debt obligation. The loan is to be amortized monthly in various amounts commencing in November 1997 with interest at 12% plus an inflation adjustment. The loan also continues to be guaranteed by the chief executive officer of the Company and is further guaranteed by certain of the Ensec S.A. maintenance contracts, the lease agreement described in Note 4 to the Consolidated Financial Statements, and the commission contract between Ensec S.A. and the former minority shareholder of Ensec S.A.

     Working capital at September 30, 1997 decreased $2.1 million, or 116.7%, to $(.3) million from $1.8 million at December 31, 1996. This decrease was substantially attributable to the Company's net loss exclusive of depreciation and amortization, investments in certain of its fixed assets, increases in other assets and refundable income and social taxes, repayment of its long-term debt and increases in the current portion of such long-term debt. The Company is currently seeking from $2 million to $5 million from other sources of financing or additional investment capital, primarily as a result of the Company's higher than expected losses incurred during the 1996 and 1997 periods.

     In connection with the letter agreement dated July 25, 1997 between the Company and an investment banker, on October 8, 1997 the Company entered into an Agency agreement with the investment banker to raise up to $5 million through the issuance of a minimum of 30 and a maximum of 50 units. Each unit will consist of a five year, $50,000 10% secured note and between 22,000-18,000 Class B warrants. The number of Class B warrants to be issued decreases from 22,000 depending on which tranch the unit holder enters into. The Notes will be secured by the Company's software. The Notes will mature in five years with interest only being paid on January 1 and July 31 of each year. The Class B warrants will be exerciseable at $1.25 and will be callable by the Company when certain criteria are met. The units will be sold on a best efforts basis. In connection with the offering the Investment Banker will receive a 10% commission and Class B warrants in the amount equal to 10% of the total amount of notes to be issued. The Company is responsible for all expenses of the offering. The initial closing of the first tranch has not been scheduled and there can be no assurance an offering will be completed. Should the offering be unsuccessful the Company would have to seek other sources of capital in order for its U.S. operations to continue to operate. The Company has not commenced negotiations with such other sources at this time. Should the Company become unable to obtain additional capital, it would be required to reduce or eliminate altogether its U.S. operations which would have a materially adverse impact on the Company's sales and immediate future growth.

     The Company has no commitments for capital expenditures as of September 30, 1997. It now anticipates that it will substantially reduce its internal commitment of $1.0 million for research and development expenditures, assuming the availability of capital during the 1997 fiscal year in order to enhance existing products and to develop new products.

FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the company to sell it's Brazilian facility, maintain the size of Brazilian workforce in conjunction with sales comparable to 1996; successfully negotiate the patent claim; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

     The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of integrated security systems (including software); the economic, social and political conditions in Brazil; the demand for the Company's products; the size and timing of future orders and new contracts; specific feature requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the ability to complete the proposed acquisition; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and maintenance and support services; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

                          PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

RESIGNATION OF OUTSIDE DIRECTOR

     On October 23, 1997, Eugene Zuriff, Esq., tendered his resignation as an outside director for the Company. The Company is currently seeking a new outside director.

ACQUISITION

      On November 13, 1997 the Company signed a letter of intent ("Letter") to acquire all of the outstanding capital stock of Integrated Security Resources, Inc. ("ISR"). ISR is a security system integration and engineering company headquartered in the Washington D.C. area with offices in Dallas and San Antonio, Texas. Simultaneous with the acquisition, ISR is intended to be merged into Ensec Inc. Under the terms of the Letter the Company will issue up to 2,000,000 shares of its common stock and issue warrants to purchase up to 1,000,000 shares of its common stock. The consideration to be issued is based on certain amount of revenues and earnings before interest, taxes, depreciation and amortization being realized during the year ended June 30, 1998 as defined in the Letter. The controlling shareholders of ISR also have the ability to earn options to purchase up to 3,000,000 shares of the Company's common stock during the fiscal years 1998 - 2000 based on total revenue and net income before interest, taxes, depreciation and amortization of Ensec Inc. for each of the years 1998-2000. The Acquisition is subject to among other conditions to the completion of due diligence, a signed definitive acquisition agreement by December 31, 1997 and the completion of a minimum $1.5 million of financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.  The following is a list of Exhibits filed
         --------
         as part of this Quarterly Report on Form 10-QSB:

         No.    Exhibit
         ---    -------

         11.1*    Statement Regarding Computation of Per Share Earnings
         27.1*    Financial Data Schedule
     _________________________
     * Filed as an exhibit hereto.

     (b)  Reports on Form 8-K.
          -------------------

          September 7, 1997 - Other Events - Resignation of the Chief Operating Officer of Ensec, Inc., and director of Ensec International, Inc.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton in the State of Florida on November 11, 1996.


                            ENSEC INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)



DATE: November 18, 1997            By: /s/ Charles N. Finkel
                                       ---------------------
                                       Charles N. Finkel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

DATE: November 18, 1997            By: /s/ David J. Rottner
                                       --------------------------
                                       David J. Rottner
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial Officer)