Form 10KSB40
period 1997-12-31
ENSEC INTERNATIONAL INC
filed 1998-04-23
CIK 1014477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                         Commission File Number: 0-21361

                            ENSEC INTERNATIONAL, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

            Florida                                     65-0654330
            -------                                     ----------
   (State or other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              1 World Trade Center, Suite 3357, New York, NY 10048
              ----------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (212) 524-0600
                                 --------------
               Registrant's telephone number, including area code

              1 World Trade Center, Suite 3357, New York, NY 10048
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1997 were $6,197,891.

         As of April 7,1998, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the closing price of such stock as of such date was $1,036,500.

         As of April 7,1998, there were 6,016,250 shares of Common Stock issued and outstanding.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS
                  -----------------------
General

         The Company, until recently, through its operating companies Ensec Inc., a U.S. subsidiary incorporated in Florida, and Ensec EngenharIa e Sistemas de Seguranca, S.A. (Ensec, S.A.), a Brazilian subsidiary, designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities, ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems. nearly all of which have been in Brazil, for large corporations (such as Bosch, Caterpillar, Eastman Kodak, General Motors, IBM, Microsoft and Texaco) and government agencies (such as the Brazilian Bureau of Mint & Engraving and the Central Bank of Brazil)

         The Company is a Florida corporation which was formed in April 1996 as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, SA. ("Ensec, S.A."), a Brazilian corporation. Ensec, S.A. was founded in 1983 by Charles N. Finkel, the Company's President and Chief Executive Officer. In 1991, Ensec, S.A. established its U.S. operations with the formation of Ensec Inc.

         In 1995, the Company completed the development of its second-generation system, the EnWorks(R) product family, consisting of state-of-the-art, real-time, integrated security systems. The Company spent four years and over $5 million in the development of the flagship product in the EnWorks(R) family: the En2000(TM) system. The Company's high-end integrated security systems are based on distributive intelligence architecture and proprietary software that permit the integration of various security devices or systems into a unified system operating through the use of graphical user interfaces. Distributive intelligence architecture allows individual components of an integrated security system to process information independently so that such components may continue to operate even when the central processor or another component in the system malfunctions or is rendered inoperative. In addition, an integrated security system that uses distributive intelligence architecture can operate more efficiently because individual components are able to complete independent tasks simultaneously.

         The Company began marketing its En2000(TM) system in 1995 at which time the Company was selected by the Port Authority of New York and New Jersey through a competitive bid process to provide the new integrated access control system for the parking facilities located in the World Trade Center. Other significant customer contracts awarded to the Company's U.S. operations for its En2000(TM) System include the EDS headquarters in Texas and its other facilities located in Sacramento, California and Middlesex, United Kingdom; A.D.T. Securities Systems, Inc. ("ADT") headquarters in Boca Raton, Florida and its facility in Denver, Colorado and Lockheed Martin facility in Orlando, Florida.

         While the Company believes that the security system market presents many opportunities for the sale of its ENWork family of products in the U.S., it has experienced tremendous difficulty overcoming the cost of market entry primarily as a result of insufficient capital required for the sales and marketing efforts that create customer knowledge, sales opportunities and product acceptability.

         During 1997 in response to changing market conditions in Brazil, Ensec S.A. expanded its security product lines by becoming a systems integrator of security products. The sales, service and maintenance revenue generated by these products account for 68.3% of total Brazilian sales during 1997. It is anticipated that these products will continue to be a significant portion of total sales. In response to poor cash flow and lack of significant backlog of sales, on February 28, 1998 the Company elected to close its Boca Raton office, terminate substantially all of its U.S. employees, cease the manufacture sale, installation and service of its EnWork family of products and elected to license products in the United States. As of March 16, 1998, the Company has entered into licensing agreements with Lockheed Martin & Integrated Security Resources, Inc. As a result of those changes the Company expects that revenues will decrease significantly in the U.S. and consequently Ensec S.A. will represent a majority of the consolidated operations.

         The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

         In Brazil, in addition to selling the ENWorks family of products the Company also sells a broad range of security products and services such as data security, time and attendance and CCTV. These products are being marketed to the existing customer base, the general market and the Brazilian market through Ensec S.A.'s established direct sales force and indirect sales channels. The Company anticipates that the sale, service and maintenance of the third party products has and will continue to account for a majority if the Company's total sales. The Company's sales growth from distribution revenue of the third party security products will also increase revenue by obtaining the maintenance contracts related to such sales. The Company has experienced a high renewal rate of maintenance contracts. Sales of one particular type of product may in any given quarterly period account for a majority of sales and decrease in significance thereafter.

         In the United States, Ensec, Inc. seeks to license its product to strategic partners, who, with the direct sales force and established customer base are financially capable of absorbing the risks of selling the ENWorks family of products. Ensec, Inc. also seeks to enter into procurement contracts with U.S. companies who wish to do business in the security industry in Brazil.

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

         The primary function of an integrated security system is typically access control. Conventional access control systems involve mechanical devices allowing access, such as magnetic stripe card readers on turnstiles or proximity card readers on doors. These mechanisms were often connected to a CCTV system, but were not usually integrated with a larger premises control system. Today, such mechanical access control systems are still being installed, but the Company believes that the future growth in access control will come from PC-based systems which are integrated with other building systems. Access control is becoming increasingly important in the protection of electronic data. Gaining access to a data stream, whether it be a corporate computer network or a financial institution's ATM network, involves various forms of identification and certification. These include traditional forms such as a simple personal identification number ("PIN") or cards with magnetic stripes, but are increasingly becoming more sophisticated, such as token cards (which allow remote access to PlN-specific systems), remote detection cards such as ID badges that emit radio frequencies and identification equipment based on fingerprint or eye identification.

         While the initial purchase and installation of an integrated security system often will cost more than a simple, stand alone alarm monitoring, access control, CCTV or security guard system, the Company believes that integrated systems justify their cost because they can result in reduced capital expenditures and maintenance costs (due to the elimination of redundant components or circuitry that would result from multiple stand-alone systems) over time while improving performance. Staffing costs are also generally reduced by integrated systems because operators monitor multiple functions, the complexity of several systems has been simplified into one graphical user interface and, as a result of the simpler nature of the system, fewer personnel are required to operate the system. However, in Brazil because the Company has knowledge of the business and because of the size and maturity of the Brazilian economy and its social structure, there are a small number of larger organizations requiring real time integrated security systems and a large number of smaller organizations requiring security products. Consequently, there is a limited market for the ENWorks family of products and a large market for security system related products.

Products and Services

         The Company has established four distinct yet related sources of revenue: Systems Integration, Product Procurement, Service and Licensing. As of March 31, 1998, the Company has a current backlog of orders for systems sales, installations and service aggregating in excess of $4.3 million which the Company anticipates will be filled over the next 12 months. Substantially all of the backlog is related to Ensec S.A. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. The Company currently expects to ship its entire current backlog within the next 12 months. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

         Distribution: In response to the requirements of the Brazilian market and as a complement to its existing products, Ensec S.A. has entered into several systems integration agreements, for different types of security related products detailed as follows:

                  Physical Security - Closed Circuit Television; Video Remote Surveillance.

                  Data Security - consists of software that can be used in a network environment or on a stand-alone PC. The Company has entered into strategic alliances with Platinum, Cyberguard and PC Security in order to offer integrated solutions in the Data Security area.

                  Time, Attendance and Human Resource Management - computerized payroll benefit and employee tracking system.

         Proprietary Products: The Company created and markets a variety of stand-alone and integrated products in its EnWorks(R) family of products, as follows:

         En2000(TM) Integrated Security System
                  Integrated security system providing on-line (i.e., real-time) access control/ alarm monitoring and the integration and/or secondary monitoring (i.e., monitoring-only without operational capability) of multiple subsystems. This system and the En1000(TM) system described below consist of a central processing unit running proprietary software that is connected to a number of devices through distributive intelligence architecture.

         En1000(TM) Integrated Security System
                  Integrated security system providing on-line access control/alarm monitoring with a more limited number of readers and limited integration or secondary monitoring of additional application subsystems.

         Scape Security System
                  Offline access control system consisting of software and DC500 terminals.

         DC500 Terminal
                  Stand alone access control/data collector.

         The EnWorks(R) family of products is designed to permit upgrades and improvements allowing lesser-featured systems such as the Scape system to be expanded to provide the features of the most sophisticated system offered, the En2000(TM) system. The En2000(TM) system was designed to be expandable from its current function (i.e., an integrated security system) to meet the new and changing applications needs of the customer. The foundation for this approach was established with the selection of the object-oriented design methodology, a real time operating system, the standard PC computing platform, and the graphical user interface. The Company offers a number of components to expand or enhance the En2000(TM) system including a networked access control/data collector, a networked alarm monitoring unit, multi-site communications capabilities and expanded databases.

         Procurement: The Company has been able to take advantage of its established network of customers and international vendors and in December 1997, entered into a $1.1 million contract with Grenobloise d'Electronique et d'Automatismes ("GEA") to provide installation and maintenance services for a toll collection system for certain roads in Brazil. The Company has outstanding bids totalling approximately $2.0 million for two more toll collection systems installation and maintenance services. However, there can be no assurance that the Company will receive contracts for these bids.

         Service: An important part of any systems sale is the ability of the systems provider to train, service and maintain the system. The Company has developed a service organization to provide project management, systems design, training, technical documentation, site surveys and audits, installation and maintenance services.

         Licensing: In the U.S., the Company has entered into licensing agreements with Lockheed Martin and Integrated Security Resources who are committed to providing support for and paying royalties on the sale of software and hardware.

         Since the Company's installed base of systems is concentrated primarily in Brazil, service revenues and related personnel resources are also primarily based in Brazil, where the Company provides nationwide installation, project management and maintenance services through trained technicians located throughout Brazil. These services are provided pursuant to contracts which typically have a duration of five years or more. The Company currently has 45 maintenance and service contracts covering 78 installations in Brazil. The Company has the right to provide, if contracted for by the customer, maintenance under its distribution agreements. To date all products sold under distribution agreements are under warranty. The Company anticipates that a majority of the customers will enter into maintenance contracts at the warranty expiration. However, there is no assurance that the Company will be retained by the customer.

Intellectual Property

         The Company's ability to compete successfully depends, in part, on its ability to protect the proprietary technology contained in its products. The Company relies on a combination of patent, trade secret, copyright and trademark laws, together with non disclosure agreements, to establish and protect proprietary rights in its EnWorks(R) products. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, customers and suppliers, and limits access to and distribution of its proprietary information. These measures afford limited protection, and there can be no assurance that the steps taken by the Company to protect these proprietary rights will be adequate to prevent misappropriation of its technology or the independent development by others of similar technology. In addition, the laws of Brazil, where the Company maintains its patents and copyrights and has pending patent applications, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company intends to seek copyright protection under United States law with respect to some of its technology. While the Company believes that it would be impractical and not cost-effective for anyone to attempt to copy complex software such as that used in the EnWorks(R) products, unauthorized parties, nevertheless, might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The cost of enforcement by the Company of its information rights could be significant, regardless of the outcome of such enforcement proceedings.

Sales and Marketing

         The Company's sales strategy is focused on the following:

         o In the U.S., the Ensec, Inc. seeks to license its product to strategic partners, who, with the direct sales force and established customer base are financially capable of absorbing the risks of selling the ENWorks family of products. The To enter into selected distribution alliances for related security products that the Company can sell through its existing sales force and maintain using its current maintenance employees. Ensec, Inc. also seeks to enter into royalty contracts with U.S. companies who wish to do business in the security industry in Brazil.

         o In Brazil, to enter into selected distribution alliances for related security products that the Company can sell through its existing sales force and maintain using its current maintenance employees.

Competition

         In Brazil, the Company competes with Sensormatic, Casi-Rusco and Northern Computers Corporation, among others. In North America, significant competitors include Software House/Sensormatic, Casi-Rusco, Matrix, Cardkey, Diebold, Johnson Controls, Honeywell, Infographic, MDI and The Pittston Brinks Group. Some of these competitors have greater name recognition, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than the Company. The Company may also face competition from potential new entrants into the Company's segment of the security systems industry, many of which have substantially greater resources than the Company. It is possible, for example, that existing or potential competitors of the Company could introduce less expensive and/or improved products. However, the Company believes that competition is based primarily on product performance and features and, to a lesser extent, on the basis of price. Other critical competitive factors include product reliability and flexibility of use with a user's other systems. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or successfully adapt to changes in the market for the Company's products. An increase in competition could have a material adverse effect on the Company's business and results of operations. In the U.S. the ability of the licensor's of the Company's product to compete will determine the success of Ensec, Inc. The current licensor's are believed to have established infrastructures necessary to compete in an industry which is believed to be highly competitive and fragmented.

Employees

         As of December 31, 1997, the Company employed 47 individuals, of which approximately 32 were employed in Brazil and 15 were employed in the U.S.

However, on February 28, 1998, the Company closed its offices in Boca Raton and terminated all but 4 employees in the U.S. None of the Company's employees in the U.S. are represented by unions or were covered by any collective bargaining agreement. All of the Company's employees in Brazil, or approximately 88.9% of all employees, are covered by a collective bargaining agreement. The collective bargaining agreement expires on November 1, 1998 and is subject to annual renewal. In the event that representatives of management and employees are unable to agree on the terms of a new collective bargaining agreement, a court may ultimately determine such terms by rendering a binding judicial decision which would serve as the renewal agreement.

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

Forward-Looking Statements

         The foregoing Description of Business contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements."

Item 2.      DESCRIPTION OF PROPERTY
             -----------------------

         The Company was headquartered in Boca Raton, Florida up until February 28, 1998, at which time the Company elected to closed its Boca Raton office and reduced the number of employees in the U.S. to 4. Currently, the Company is headquartered in New York, New York. As of December 31, 1997 the Company leased approximately 9,300 square feet of office space at two locations: a central operations office in Boca Raton, Florida, and a marketing and sales office in New York City, New York. In January 1997, the Company reopened a Dallas, Texas sales office that was previously closed in 1995, and entered into an executive suite lease. However, as of April 1997 this office was closed down.

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

         As of December 31, 1997, the Brazilian property is encumbered by a $2.9 million term mortgage held by a Brazilian bank. This mortgage currently bears interest at a rate of approximately 12% per annum, plus an inflation adjustment which was approximately 7.74% in 1997. Interest on the mortgage is payable monthly. Principal shall be amortized and shall be payable over a period of 41 months commencing on December 15, 1998. The Company's management believes that it currently maintains adequate insurance coverage on this property.

         The Company is actively seeking to sell its Brazilian facility. However, the Company believes that the current competitive conditions in the Brazilian real estate market may limit the potential sale of its property in Brazil and that the Company may experience some difficulty in selling the property at a price which it deems to be fair. The Company anticipates that it will likely complete the sale of this property by the end of the 1997 fiscal year. The Company has leased 50% of its Brazilian property to De La Rue Sistemas Ltda. for a term of 60 months from August 8, 1997 at $22,500.00 per month.

         The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of its U.S. operations and for additional sales and support offices in the U.S.

Item 3.      LEGAL PROCEEDINGS
             -----------------

         In April 1997, the Company was notified of its infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, and has proposed a settlement. On September 18, 1997 the Claimant rejected the Company's offer, reaffirmed its infringement claim, asserted a new claim of infringement of U.S. Patent No. 4,218,690 and reaffirmed the proposal set forth below. The Claimant's latest proposal, which expired on November 17, 1997, provided the Company with a non-exclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty payment equal to 5% on all future qualifying sales through February 1998. The Company had requested, and was granted an extension until December 31, 1997 to respond. As of the date hereof, no further discussions have taken place between the Claimant and the Company. However, if the Company is unable to settle these claims or if the Company is found to infringe on the Claimant's patents, the Company's financial condition would be materially adversely affected. While these are the only infringement claims known to the Company, future claims may be brought against the Company. In addition, the cost of defending or settling them could be significant and have a material adverse affect on the Company. There can be no assurance as to the outcome of the infringement claims and what affect such outcome will have on the Company.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

                                                      PART II

Item 5.      MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED
             -------------------------------------------------
             SHAREHOLDER MATTERS
             -------------------

Description of Market for Securities

         As of December 31, 1998 the Company's Common Stock and redeemable common stock purchase warrants have been publicly traded on the Nasdaq SmallCap Market (the "Nasdaq-SCM") under the trading symbols "ENSC" and "ENSCW", respectively. The Company received a letter from the Listing Qualifications department of The Nasdaq Stock Market, Inc. regarding the continued listing of the Company's common stock on The Nasdaq SmallCap Market. Based upon a review by the staff, the Company's common stock has failed to maintain Nasdaq listing requirements for 30 consecutive trade dates. The Company has until June 30, 1998 in which to regain compliance with the minimum bid price of at least $1.00. The Company must maintain minimum listing requirements for 10 consecutive trading days in order to comply with such listing requirements. The following table sets forth the high and low per share and per warrant closing prices for the Company's securities traded on the Nasdaq-SCM for each quarter in which such securities were traded since September 25, 1996, as reported by The Nasdaq Stock Market, Inc.

                                                            Closing Price
                                                            -------------
                                                       High             Low
                                                      ------           ------
       1996
       Common Stock:
              Third Quarter                             7.00             6.00
              Fourth Quarter                           7.125             6.00

       Redeemable Warrants:
              Third Quarter                            1.375             .875
              Fourth Quarter                           2.375           1.1875


       1997
       Common Stock:
              First Quarter                             6.24             4.56
              Second Quarter                            5.16             1.60
              Third Quarter                             2.24              .26
              Fourth Quarter                            1.40              .18

       Redeemable Warrants:
              First Quarter                             2.00              .60
              Second Quarter                            1.04              .24
              Third Quarter                              .32              .08
              Fourth Quarter                             .16              .02

         These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

         The continued inclusion of the Company's securities on the Nasdaq-SCM is subject to certain specified financial tests and market-related criteria. The Company's failure to satisfy such maintenance criteria in the future may prevent the Company's securities from continuing to be quoted on the Nasdaq SmallCap Market and may have a material adverse effect on the trading market for the Company's securities. No assurance can be given that a trading market will be maintained for the Company's securities.

         As of April 7, 1998, the Company's Common Stock was held of record by approximately 84 persons.

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

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

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

Results of Operations

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996

         Sales. Total sales for the year ended December 31, 1997 decreased $1.6 million, or 20.5% to $6.2 million from $7.8 in the comparable 1996 period. This decrease primarily occurred in the Company's Brazilian operations where its fiscal 1997 sales were $4.2 million as compared to $5.4 million in the year earlier period. The decrease occurred because of an unusual concentration of sales in the first quarter of 1996 which did not reoccur in the comparable 1997 period and the delay in the delivery of certain equipment in the forth quarter of 1997. In the United States, the Company's poor financial condition and inability to resolve its long term cash flow requirements has resulted in loss of customer confidence and a corresponding reduction in sales and ultimately the closing of its operations in Boca Raton, Florida in February 1998.

         Cost of Goods Sold. Cost of goods sold decreased $.7 million or 14.9% to $4.0 million for the year ended December 31, 1997 from $4.7 million in the year earlier period. The decrease in cost of goods sold primarily results from the decrease in sales. The gross profit and gross profit percentages for the years ended December 31,1997 and 1996 were $2.2 million and 35.4% and $3.1 million and 39.3%, respectively. The small decrease in gross profit is attributable to a decrease in the gross profit on sales in Brazil. The gross profit % for 1998 is expected to decrease as a result of the reduction of activity in the U.S. which had higher gross margins.

         Selling, General and Administrative. Selling, general and administrative expenses in 1997 decreased $1.7 million or 28.8% to $4.2 million from $5.9 million in 1996. During the last quarter of 1997 the Company began to reduce the number of its US personnel and curtail or eliminate certain operating services resulting in $.3 reduction of costs as compared to the 1996 period. During 1996 the Company's Brazilian operations incurred payroll and related costs in connection with the downsizing that did not reoccur in 1997 period. In addition in the forth quarter of 1996 the Company recognized $.9 million of bad debts in connection with certain Brazilian accounts receivable which did not reoccur in the 1997 period.

         Research and Development Expenses. Research and development expenses for the year ended 1997 decreased $.4 million or 33.3% from $1.2 million for the year ended 1996 to $.8 million for the year later period. During the 1996 period the Company incurred $1.6 million of total costs associated with its research and development activities, of which $.4 million was capitalized in connection with the completion of the development of the EnWorks family of products, and $1.2 million was recognized as research and development expense. In 1997 the Company incurred $.9 million of costs of which $.8 million reflected the Company's continuing efforts to develop new features whose costs have been expensed in the period incurred and $.1 million which was recognized as cost of goods sold in connection with the development of customized features and capabilities for specific customers. The overall decrease in research and development costs results from the decrease in number of departmental employees from 18 in 1996 to an average of 8 in 1997. During the first quarter of 1998 the Company eliminated research and development efforts and has contracted with outside sources in both U.S. and Brazil to support its installations.

         Public company expenses. The Company's initial public offering was completed on September 25, 1996 and at which time the Company's common stock began to be quoted on the NASDAQ Small Cap Market and the Company was required to file certain reports and statements under the Securities act of 1933, as amended, and the Securities Act of 1934 as amended. As a result of the Company's obligations as both a publicly-traded company and a reporting company, the Company began to incur expenses for directors and officers liability insurance, public and investor relations fees, printing costs, legal and other professional fees and other similar public company expenses. During the last quarter of 1996 the Company's public company expenses were approximately $85,000 verses $260,226 for all of 1997. Throughout 1997 the company has decreased the amount of it incurs quarterly for public company expenses as a result of reducing its directors and officers insurance costs, limiting its public and investor relations effort and reducing its professional fees.

         Other income and expenses. Interest expense decreased $2.4 million or 71.4% to $1.1 million for the year ended December 31,1997 from $3.5 million for the year earlier period. This decrease is the result of the repayment of the certain Brazilian short-term notes payable in September 1996 which bore interest at 5% to 6% per month and repayment of $2.5 million bridge financing in September 1996 whose amortization of debt discount and financing costs were in excess of $.8 million. These notes were repaid from the proceeds of the Company's initial public offering.

         Commission income amounted to $.6 million for 1997. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions for a period of five years from the date of such sale up to a maximum of $2,000,000. During 1996 no commissions were earned. The Company anticipates that it will continue to earn commissions during 1998-2000.

         In 1992 certain social taxes were judged unconstitutional in Brazil. As a result of such ruling the Company's Brazilian subsidiary sought and was awarded in September 1997 after exhausting the full appeal process a refund of such social taxes. The award will be increased for the monetary correction as defined under Brazilian law. With respect to such award the Company has recognized $726,575 as other income for the year ended December 31, 1997. The company expects to realize this asset during 1998.

         As a result of closing the Boca Raton office, the Company incurred a $244,000 charge associated with the disposition of certain furniture, fixtures and leasehold improvements. Furthermore, the Company recognized a write-down of approximately $3.3 million in accordance with FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", such write-down was principally attributed to the uncertainty surrounding the continuation of the Company as a going concern and principally the ability to recover such capitalize software costs.

         Income Tax Benefit Income tax benefit was $.3 million for the year ended 1996 and $0 for the comparable year later period. This decrease was attributable to a decrease in the Company's net deferred tax liability that was available to offset against foreign net operating losses which were generated in fiscal 1996 and 1997.

         The Company recognizes the need to insure that its operations will not be adversely impacted by Year 2000 software failures due to processing errors potentially arising from calculations using the year 2000. In 1997, the Company began implementing upgrades to existing system applications as well as the addition of new system applications. To date, the En2000 is Year 2000 compliant and the Company anticipates by the end of this fiscal year that all of the Company's applications will be Year 2000 compliant.

Liquidity and Capital Resources

         Net cash used in operating activities for the year ended December 31, 1997 amounted to $1.7 million which resulted primarily from the Company's net loss from operations. Net cash used in investing activities for the year ended December 31, 1997 amounted to $.3 million which resulted from the purchase of equipment and leasehold improvements in the U.S and the installation of new computer equipment in Brazil.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks and limited short-term credited facilities established with Brazilian banks. The Company obtained its long-term debt financing from two Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which is expected to be 7%-9% for 1998. In January 1998, the Company completed a restructuring of $2.9 million of $3.8 million of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to December 1998 and the amortization period from 35 to 41 months. The interest rate charged on the outstanding loan balance remains unchanged. The Company is attempting to sell its Brazilian facility and it intends to liquidate the $2.9 million loan with the net proceeds from the sale. During November 1997 the Company successfully renegotiated the terms of its $.9 million long term debt obligation. The loan commenced being amortized in various amounts in November 1997 with interest at 12% plus an inflation adjustment. The loan also continues to be guaranteed by the chief executive officer of the Company and is further guaranteed by certain of the Ensec S.A. maintenance contracts, the lease for 50% of the facility and the commission contract between Ensec S.A. and the former minority shareholder of Ensec S.A.

         Working capital at December 31, 1997 decreased $3.0 million, or 167%, to $(1.2) million at December 31, 1997 from $1.8 million at December 31, 1996. This decrease was substantially attributable to the Company's net loss exclusive of depreciation and amortization, plus the increase in the current portion of long-term debt.

         The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audited financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund its operations until the time the Company is able to generate sufficient revenues to be self-sustaining. There can be no assurance the Company will be successful in achieving these goals.

         The Company is actively seeking sources of capital to permit the Company to continue its operations in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance and financing will be completed. Should the Company become unable to obtain additional financing, it would be required to reduce or eliminate its U.S. operations and would result in additional financial difficulties in Brazil. The Company does not presently meet listing requirements for the Nasdaq SmallCap Market and has been notified by Nasdaq Listing Qualifications that the Company has until June 30, 1998 to comply with the listing standards or the Company will be subject to delisting. There is no assurance that the Company will be able to maintain its listing on Nasdaq SmallCap Market and should the Company's securities be delisted, the Company's ability to raise additional financing may be adversely affected.

         The Company has no commitments for capital expenditures as of December 31, 1997.

         In April 1997 the Company was notified of its infringement of U.S. patent No. RE 35,336. The Company reviewed the claim and proposed a settlement which was rejected by the Claimant. The Claimant reassert its claim and asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed its of $75,0000 initial payment with a royalty equal to on all future qualifying sales through February 1998. The Company has not responded to this proposal which expired on December 31, 1997. The Company will continue its discussions with the Claimant and believes that it can resolve this matter under terms that are acceptable to both parties.

Foreign Currency Exchange Rates and Translation Gains and Losses

         The Company's functional currency is the U.S. dollar. The Company has a substantial portion of its operations located in Brazil. Therefore, a substantial portion of its sales are collected in Brazilian reais (plural of real, the Brazilian currency) and a substantial portion of the Company's expenses are incurred in Brazilian rests, in each case rather than U.S. dollars. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that, to the extent the U.S. dollar strengthens or weakens against the Brazilian real or other currencies, a substantial portion of the Company's reported net sales, cost of goods sold and operating expenses will be commensurably lower or higher than they would have been with a stable foreign currency relationship. The Company and its subsidiaries translate into their functional currency on a monthly basis based on a combination of the then current and historical exchange rates for the currency in which their assets and liabilities are valued. Gains or losses arising from these monthly translations are reflected as translation income or expense. As a result of these monthly translations, the Company recognized a gain of $.5 million for the year ended December 31, 1996 and a of $.3 million for the year ended December 31,1997.

         Prior to 1995, Brazil experienced a highly inflationary economy. Accordingly, under the required temporal method of currency translation, both current and historical exchange rates are used depending upon the nature of the asset or liability being translated. Translation gains and losses result from fluctuations in the assets or liabilities being translated at current rates as well as from fluctuations in the dollar/real exchange rate itself. The Company experienced translation gains in 1996 as a result of the dollar weakening against the real.

         Although in 1994, the inflation rate in Brazil was approximately 900%, in 1995, 1996 and 1997 inflation rates decreased to 22%, 10% and 7.74%, respectively. For 1998, the Company believes that inflation in Brazil will continue to remain at or about the 1997 rate.

Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: changes in the Company's sales, costs, expenses and other financial information; changes or adjustments in the Company's marketing and business strategies; the scope, nature and effects of the Company's downsizing plan, including without limitation the reduction of the Company's workforce and the potential sale of the Company's Brazilian headquarters; the possibility of fluctuations in the Brazilian economy, interest rates and currency and the effects thereof, if any, on the Company; the Company's ability to secure additional credit facilities or other future sources of financing in the U.S. and Brazil, as well as other sources, if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

Item 7.  FINANCIAL STATEMENTS
         --------------------

         The Company's Consolidated Financial Statements which are required to be included in this Item 7 are set forth in a separate section of this Report and commence on Page F-1 immediately following Page 29 of this Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not applicable.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         -----------------------------------------------
         CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
         -----------------------------------------------------
         EXCHANGE ACT
         ------------

Directors and Executive Officers

         The directors and executive officers of the Company, and certain officers of its subsidiaries, their ages, and positions with the Company, Ensec Inc. and Ensec, S.A. are forth below:

        Name                         Age                                 Position
        ----                         ---                                 --------
Charles N. Finkel                   48         Chairman of the Board (Class III Director), Chief
                                               Executive Officer and President of the Company;
                                               Chairman of the Board and Chief Executive Officer
                                               of Ensec, S.A. and Ensec Inc.

Flavio R. da Silva                  49         Vice President-Brazil and Class II Director of the
                                               Company; President, Chief Operating Officer and
                                               Director of Ensec, S.A.

Raymond E. List                     53         Class II Director of the Company.

Nilton Pechin                       51         Chief Financial Officer of the Company.

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

         Nilton Mario Pechin joined the Company on April 1, 1998. Prior to joining the Company, Mr. Pechin held several management positions, from 1968 to 1986 for General Motors, car industry and auto parts, and from 1986 to 1991, for Doria Atherino, a stock exchange broker. Mr. Pechin received his post high degree in Financial Administration from Fundacao Getulio Vargas F.G.U. and Bachelor of Science degree in Business Administration from St. Marcos University, San Paulo Brazil.

Election of Directors

         The Board of Directors is currently comprised of 3 members. Pursuant to the Company's Articles, the Board of Directors is divided into three classes, as nearly equal in number as possible, designated Class I, Class II and Class III. The term of the initial Class I directors terminates on the date of the 2000 annual meeting of shareholders; the term of the initial Class II directors terminates on the date of the 1998 annual meeting of shareholders and the term of the initial Class III directors terminates on the date of the 1999 annual meeting of shareholders. At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. Mr. da Silva and Mr. List are currently a Class II director and Mr. Finkel is currently a Class III director. There are no family relationships among any of the directors of the Company.

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

         Based solely upon (i) a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal year 1997 and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1997, and (ii) written representations from such reporting persons that no Form 5 filings were required with respect to such fiscal year, the Company believes that each filing required to be made pursuant to Section 16(a) was made by each such reporting person on a timely basis.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

Compensation of Executive Officers

         The following table sets forth as of December 31, 1997, all compensation paid during the Company's last three fiscal years to the Company's Chief Executive Officer and to executive officers whose total annual compensation exceeded $100,000 during the last fiscal year.

                                                         Summary Compensation Table

                                                                                                       Long Term
                                                                                                     Compensation
                                                                                                        Awards
                                                       Annual Compensation(1)                        ------------
                                    -------------------------------------------------------------      Number of
                                                                                                      Securities
    Name and Principal                                                             Other Annual       Underlying       All Other
         Position                    Year          Salary            Bonus        Compensation(2)     Options(3)     Compensation
    ------------------               ----          ------            -----        ---------------     ----------     ------------
Charles N. Finkel,                  1997       $   240,000     $        -0-       $    10,000              -0-       $         -0-
   Chief Executive Officer          1996       $   216,112     $        -0-       $    10,246           25,000       $   35,642(4)
   of the Company, Ensec,           1995       $   116,500     $        -0-       $       -0-              -0-       $  107,200(5)
   S.A. and Ensec Inc.

Flavio R. da Silva,                 1997       $   136,017     $  31,750(6)       $    12,300              -0-       $         -0-
   Vice President-Brazil of         1996       $   124,331     $        -0-       $    17,542           50,000       $         -0-
   the Company and                  1995       $     9,112     $        -0-       $       -0-              -0-       $         -0-
   President and Chief
   Operating Officer of
   Ensec, S.A.


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

(5) Represents the following compensation for expenses paid by the Company on behalf of the named executive officer in fiscal year 1995: (i) $9,648 in property maintenance expenses; (ii) $17,152 in car expenses;
         (iii) $18,224 in meal expenses; (iv) $26,800 in travel expenses; (v) $24,656 in entertainment expenses; and (vi) $10,720 in miscellaneous expenses.

(6) Represents a bonus earned but unpaid to Mr. da Silva which was accrued by the Company.

         The following table sets forth information regarding options to purchase the Company's Common Stock granted by the Company during the last fiscal year to the executives named in the Summary Compensation Table.

                                         Option Grants In Last Fiscal Year

                                  Number of
                                 Securities             % of Total
                                 Underlying           Options Granted          Per Share
                                   Options            to Employees In          Exercise           Expiration
         Name                    Granted(1)           Fiscal Year(2)             Price               Date
         ----                    ----------           ---------------          ---------          ----------
Charles N. Finkel                  -0-                     ---                  ---                 ---

Flavio R. da Silva              40,000                     29%              $1.5625             July 24, 2007

(1) The options shall vest in one-third equal installments over a two-year period. The first vesting occurred on July 24, 1997 and subsequent vestings shall occur on July 24, 1998 and July 24, 1999, provided that the named executive officer is still employed by the Company as of each such date. The option agreements provide for accelerated vesting in the event the executive is terminated by the Company other than for cause, or in connection with certain changes in control of the Company.

(2) Options to purchase a total of 355,000 shares were granted to employees of the Company in fiscal year 1996 under the Plan. This aggregate amount does not include options to purchase in the aggregate 30,000 shares of Common Stock granted under the Plan in October 1996 to certain nonemployed directors of the Company and an option to purchase 15,000 shares of Common Stock (not under the Plan) which was granted in October 1996 to an outside consultant.

         During 1997, no options were exercised by any of the two named executive officers. The following table sets forth information with respect to such executive officers concerning unexercised options held as of December 31, 1997.

Aggregated Option Exercises in Last Fiscal Year and F-End Option Values

                                              Number of Securities                 Value of Unexercised
                                             Underlying Unexercised                    In-the-Money
                                               Options at F-End(1)                  Options at F-End(2)
                                             ----------------------                --------------------
                                                                Not                                    Not
                  Name                    Exercisable       Exercisable         Exercisable        Exercisable
                  ----                    -----------       -----------         -----------        -----------
Charles N. Finkel(3)..................          -0-                 -0-      $          --     $            --
Flavio R. da Silva....................       46,667              43,333      $         -0-     $           -0-


(1) These options have an exercise price of between $1.5625 and $2.00 per share and are exercisable during the period from 1997 to 2007.

(2) These values represent potential gains on both exercisable and unexercisable options based on the closing price of the underlying Common Stock as of December 31, 1997 less the exercise price of the options.

(3)      On July 24, 1997, Charles Finkel elected to cancel his 25,000 options.

Compensation of Directors

         In fiscal year 1997, the Company did not pay a director's fee or other similar compensation to any director of the Company for their service as such. The Company does not intend to compensate non-employee directors for serving as directors of the Company, except to reimburse them for their reasonable expenses incurred in connection with such service and to issue grants of Director Awards (as defined below) under the Plan. See "-- 1996 Stock Option Plan." Directors who are also employees of the Company do not receive additional compensation for serving as a director.

Employment Agreements

         The Company or its subsidiaries are parties to substantially similar employment agreements with Messrs. Finkel, and da Silva, pursuant to which each of these individuals serve as an executive officer of the Company, Ensec, S.A. and/or Ensec Inc. Each of the employment agreements is for an initial three year term, which commenced in May or June 1996 and will automatically renew for successive three-year terms unless either party provides written notice to the other party least 90 days prior to renewal.

         Pursuant to the employment agreements, Messrs. Finkel, and da Silva, received an annual base salary for fiscal year 1997 of $240,000, and $136,017, respectively, which may be increased from time to time by the Board of Directors. The employment agreements for Messr. da Silva provide for annual cash bonuses equal to 25% of the annual base salary then in effect for such individuals in the event that certain subsidiary budgets are attained by the end of each fiscal year; however, Mr. da Silva was awarded a $31,750 bonus in 1997 which has not been paid to date. The other executive officers will be eligible for annual cash bonuses as determined in the discretion of the Board of Directors of the Company based upon their attainment of individual performance targets and the financial performance of the Company or its subsidiaries.

         The agreements provide that upon the termination of employment by the Company, other than for Cause (as defined in the agreements), the Company shall pay an amount equal to the aggregate present value of the product of (x) the average aggregate annual compensation subject to U.S. income tax and paid to Mr. Finkel by the Company during the five calendar years preceding the taxable year in which the date of termination occurs, multiplied by (y) 2.99. The agreements provide for noncompetition, nonsolicitation and nondisclosure covenants.

         The agreements also provide for each executive officer to receive a grant of options under the Plan which will vest in one-third equal installments over a two-year period. The first two vestings occurred as of September 30, 1996 and 1997, and the final vesting will occur on September 30, 1998. The options granted to Mr. da Silva are incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and provide for an exercise price of $2.00 per share, subject to adjustment in accordance with the terms of the Plan. In order for the options to vest, the executive officer must be employed by the Company or any of its subsidiaries as of the date of vesting. According to the terms of the Plan and each executive officer's option agreement, the vesting of options will be accelerated and the all of the options will become immediately exercisable in the event the executive officer is terminated by the Company other than for Cause (as defined in such executive officer's employment agreement), or in the event of certain changes in control of the Company.

1996 Stock Option Plan

         The Company has adopted the Plan, pursuant to which stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan), stock appreciation rights, restricted stock, performance share awards and phantom stock unit awards may be granted to directors and certain key employees (the "Participants"). The Plan provides for the automatic grant to directors who are not employees of the Company (each, a "Director Award") or its subsidiaries, at such time as an individual becomes a director of the Company, of Nonqualified Stock Options to purchase 15,000 shares of Common Stock at an exercise price per share equal to the greater of $2.00 or the fair market value of the shares on the date of grant. A Director Award vests in equal increments of 5,000 shares per year, commencing upon the date of the Company's annual meeting of shareholders for the election of directors next following the date that such individual became a director and continuing with each such successive annual meeting provided such person remains a director of the Company as of such date. The Plan also provides for the acceleration of the vesting schedule of Director Awards in certain circumstances.

         With respect to the grant of awards under the Plan to persons other than nonemployed directors, the committee which is responsible for administering the Plan (the "Committee") will determine persons eligible to be granted stock options, stock appreciation rights, performance share awards and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any such option, grant or award. An Incentive Stock Option is intended to qualify as an incentive stock option within the meaning of Section 422 of the Code. Any Incentive Stock Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Stock Option granted under the Plan (i.e., an option to purchase Common Stock that does not meet the Code's requirements for Incentive Stock Options) must have an exercise price of at least the par value of the stock.

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

         There are 450,000 shares of Common Stock authorized for possible issuance under the Plan. As of December 31, 1997, options to purchase 251,667 of such reserved shares have been granted to executive officers and non-employee directors of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Beneficial Ownership of Common Stock

         The following table sets forth information with respect to the shares of Common Stock beneficially owned as of April 7, 1998 by (i) those persons who were beneficial owners of more than 5% of the Company's outstanding shares of Common Stock (as obtained from reports regarding such ownership filed by such persons with the Securities and Exchange Commission), (ii) each of the Company's directors and certain of its executive officers, and (iii) all directors and executive officers of the Company as a group.

Name and Address                                        Amount and Nature
of Beneficial Owner(1)                                 of Beneficial Owner              Percent of Class
----------------------                                 -------------------              ----------------
Charles N. Finkel(2)                                              3,425,000                       56.93%
Flavio R. da Silva(3)                                                63,334                         1.0%
Raymond E. List(4)                                                   15,000                            *
All directors and executive
    officers as a group (3 persons)                          3,503,334(2-5)                       58.23%

--------------------------------
*        Less than one (1%) percent

(1)      Unless otherwise indicated, the address of each shareholder is 751
         Park of Commerce Drive, Suite 104, Boca Raton, Florida 33487. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 7, 1998 upon the exercise of options and warrants or the conversion of convertible securities and the table above reflects shares of Common Stock which may be acquired upon the exercise of options granted under the Plan that have already vested or will vest within 60 days of April 7, 1998.

(2) Includes 3,425,000 shares that are indirectly owned by Mr. Finkel through wholly-owned entities.

(3) Consists of 63,334 of the Option Shares. Does not include 26,666 option shares which are not currently exercisable within 60 days.

(4) Consists of 15,000 Option Shares which may be acquired upon the exercise of options granted as Director Awards under the Plan. Does not include 15,000 option shares which are not currently exercisable within 60 days.

(5) Includes 25,000 of the Option Shares which may be acquired by an executive officer of the Company not named in the table set forth above. Does not include 20,000 caption shares which are not currently exercisable within 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

         All related party transactions were on terms no less favorable than those with unaffiliated third parties. All future transactions will be on terms no less favorable than the Company could obtain based upon negotiations with unaffiliated third parties in armslength transactions.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibit Index

3.1           Articles of Incorporation of the Company, as amended (1)
3.2           Bylaws of the Company (1)
4.1           Form of Common Stock Certificate (1)
4.2           Form of Redeemable Warrant Certificate (1)
10.1          1996 Stock Option Plan, as amended (1)
10.2          Strategic Alliance Agreement between Lockheed Martin IMS and Ensec Inc. (1)
10.3          Card Access Systems Agreement between Ensec Inc. and Electronic Data Systems
              Corporation, as amended to the date hereof (1)
10.4          Software Value Added Reseller Agreement between Ensec Inc. and ICL Enterprises (1)
10.5          Agreement between Ensec Inc. and The Port Authority of New York and New Jersey (1)


10.6          Agreement for Purchase and Sale of the Bank Automation Division of Ensec, S.A. between
              De La Rue Investimentos Uda. and Ensec S.A. (1)
10.7          Form of Employment Agreement representing Employment Agreements between the Company and each of Charles N. Finkel, and Flavio R.
              da Silva .
10.8          ADT Original Equipment Manufacturer Agreement between Ensec Inc. and ADT (2)
10.9          Letter of Intent to acquire all of the outstanding capital stock Integrated Security Resources,
              Inc. dated November 13, 1997 (3)
11.1          Statement Regarding Computation of Per Share Earnings
21.1          Subsidiaries of the Registrant (1)
23.1          Consent of Grant Thornton LLP (4)
27.1          Financial Data Schedule (4)

----------------------

(1)      Filed as an exhibit to Amendment No. 3 to the Company's
         Registration Statement on Form SB-2 (File No. 333-06223), as filed with and declared effective by the Commission on September 25, 1996.

(2) Filed as an exhibit by amendment to the Company's Quarterly Report on Form 10-QSB, dated as of September 30, 1996, as filed with the Commission on November 13, 1996 (File No. 0-21361).

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, dated as of September 30, 1997, as filed with Commission on November 19, 1997 (File No. 0-21361)

(4)      Filed as an exhibit hereto.

Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                           ENSEC INTERNATIONAL. INC.
                                           (Registrant)

Date: April 17, 1998                       By: /s/ Charles N. Finkel
                                              ----------------------
                                                   Charles N. Finkel
                                                   President and Chief
                                                     Executive Officer


Date: April 17, 1998                       By: /s/ Nilton Pelchin
                                              -------------------
                                                   Nilton Pechin
                                                   Principal Financial and
                                                   Accounting Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 1998                       By: /s/ Charles N. Finkel
                                              ----------------------
                                                   Charles N. Finkel
                                                   Director, President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


Date: April 17, 1998                       By: /s/ Raymond E. List
                                              --------------------
                                                   Raymond E. List
                                                   Director

Date: April 17, 1998                       By: /s/ Flavio R. da Silva
                                              -----------------------
                                                   Flavio R. da Silva
                                                   Director

                 CONSOLIDATED FINANCIAL STATEMENTS
                     AND REPORT OF INDEPENDENT
                   CERTIFIED PUBLIC ACCOUNTANTS

                     ENSEC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

                    December 31, 1997 and 1996

                                 C O N T E N T S



                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         1


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                           2

     CONSOLIDATED STATEMENTS OF OPERATIONS                                 3

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                               5 - 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7 - 25

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
Ensec International, Inc.

We have audited the accompanying consolidated balance sheets of Ensec International, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996. and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ensec International, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a consolidated net loss of $5,869,866 during the year ended December 31, 1997, and, as of that date, the Company's consolidated current liabilities exceeded its consolidated current assets by $1,163,556. These factors, among others, as discussed in Note Q to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton, LLP

Fort Lauderdale, Florida
April 8, 1998

                   Ensec International, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS
                                                                                    1997                1996
                                                                             ----------------    ---------------
Current assets
     Cash and cash equivalents                                               $        211,803    $     2,257,103
     Accounts receivable (less allowance for doubtful
       accounts of $9,000 and $258,000 in 1997 and
       1996, respectively)                                                          1,054,355          1,395,137
     Social taxes and other receivables                                               399,040                 -
     Inventory                                                                        497,545            736,425
     Prepaid expenses and other current assets                                        119,779            317,384
                                                                             ----------------    ---------------
                  Total current assets                                              2,282,522          4,706,049

Property and equipment, net                                                         2,047,967          2,333,742
Other assets
     Capitalized software costs, net                                                       -           3,545,000
     Refundable income taxes                                                               -             196,000
     Other assets                                                                    669,473              77,711
                                                                             ----------------    ---------------

                  Total assets                                               $      4,999,962    $    10,858,502
                                                                             ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                        $        707,585    $       619,907
     Accrued and other liabilities                                                  1,344,779          1,401,563
     Current portion of long-term debt                                              1,393,714            861,000
                                                                             ----------------    ---------------
                  Total current liabilities                                         3,446,078          2,882,470
                                                                             ----------------    ---------------

Long-term debt, less current portion                                                2,411,492          2,962,000

Commitments and contingencies                                                              -                  -

Stockholders' equity (deficit)
     Preferred stock, authorized 3,000,000 shares at
       $.01 par value; issued and outstanding, 0 shares
       at December 31, 1997 and 1996                                                       -                  -
     Common stock authorized 20,000,000 shares at
       $.01 par value; issued and outstanding, 5,656,250
       shares at December 31, 1997 and 1996                                            56,563             56,563
     Additional paid-in capital                                                    13,719,708         13,721,482
     Accumulated deficit                                                          (14,633,879)        (8,764,013)
                                                                             ----------------    ---------------
                  Total stockholders' equity (deficit)                               (857,608)         5,014,032
                                                                             ----------------    ---------------

                  Total liabilities and stockholders' equity                 $      4,999,962    $    10,858,502
                                                                             ================    ===============

The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended December 31,

                                                                                    1997                1996
                                                                             ----------------    ---------------
Sales                                                                        $      6,197,891    $     7,807,915

Cost of goods sold                                                                  3,978,053          4,737,674
                                                                             ----------------    ---------------

                  Gross profit                                                      2,219,838          3,070,241

Selling, general and administrative expenses                                        4,188,413          5,916,953
Research and development expenses                                                     791,237          1,162,168
Public company expenses                                                               260,226             85,000
Commission income                                                                    (596,594)                 -
Write-down of long-lived assets                                                     3,575,789                  -
Translation loss (gain)                                                              (259,317)          (450,000)
                                                                             ----------------    ---------------

                  (Loss) from operations                                           (5,739,916)        (3,643,880)

Other (income) expenses
     Interest income                                                                  (52,927)          (125,308)
     Interest expense                                                               1,083,769          3,542,107
     Tax recovery                                                                    (726,575)                 -
     Other, net                                                                      (174,317)           140,161
                                                                             ----------------    ---------------
                                                                                      129,950          3,556,960
                                                                             ----------------    ---------------

                  Loss from continuing operations
                    before income taxes                                            (5,869,866)        (7,200,840)

Income tax (benefit)                                                                        -           (319,000)
                                                                             ----------------    ---------------

                  Net loss                                                   $     (5,869,866)   $    (6,881,840)
                                                                             ================    ===============

Net (loss) per common share                                                  $          (1.04)   $         (1.63)
                                                                             ================    ===============


        The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years Ended December 31, 1997 and 1996

                                                                                 Retained
                                                              Additional         Earnings
                                    Common Stock               Paid-In         (Accumulated
                                Shares        Amount           Capital           Deficit)                 Total
                                ------        ------          ----------      -------------               -----
Balance at
   January 1, 1996             3,500,000    $    35,000     $   3,434,501    $     (1,882,173)   $     1,587,328

Warrants issued in
   connection with senior
   subordinate notes, net              -              -           642,704                   -            642,704

Net proceeds from
   issuance of common
   stock and warrants          1,925,000         19,250         9,623,465                   -          9,642,715

Exercise of warrants             231,250          2,313            20,812                   -             23,125

Net loss                               -              -                 -          (6,881,840)        (6,881,840)
                             -----------    -----------     -------------    ----------------    ---------------

Balance at
   December 31, 1996           5,656,250         56,563        13,721,482          (8,764,013)         5,014,032

Offering costs                         -              -            (1,774)                  -             (1,774)

Net loss                               -              -                 -          (5,869,866)        (5,869,866)
                             -----------    -----------     -------------    ----------------    ---------------

Balance at
   December 31, 1997           5,656,250    $    56,563     $  13,719,708    $    (14,633,879)   $      (857,608)
                             ===========    ===========     =============    ================    ===============



         The accompanying notes are an integral part of this statement.

                   Ensec International , Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,


                                                                                    1997                 1996
                                                                             ----------------    -----------------
Cash flows from operating activities:
     Net (loss)                                                              $     (5,869,866)   $    (6,881,840)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization expense                                        535,932            953,234
         Provision for deferred taxes                                                       -           (319,000)
         Increase in allowance for doubtful accounts
           and write-off of accounts receivable                                                          890,000
         Write-down of long-lived assets                                            3,575,789                 -
         Amortization of debt discount                                                      -            725,000
         Changes in assets and liabilities:
              (Increase) in short-term investments                                          -            922,775
              Decrease (increase) in accounts receivable                              340,782           (485,320)
              (Increase) in social taxes and other
                receivables                                                          (399,040)                 -
              Decrease in inventory                                                   238,880            120,457
              Decrease (increase) in prepaid and other
                current assets                                                        197,605            (27,384)
              Decrease in net assets of discontinued
                operations                                                                  -            230,000
              (Increase) in other assets and
                refundable income taxes                                              (395,762)            (9,311)
              Increase (decrease) in accounts payable                                  87,678           (534,307)
              (Decrease) increase in accrued and other
                liabilities                                                           (56,784)           466,563
                                                                             ----------------    ---------------

                  Net cash (used in) operating activities                          (1,744,786)        (3,949,133)

Cash flows from investing activities:
     Computer software costs                                                                -           (372,400)
     Purchase of fixed assets                                                        (280,946)          (147,662)
                                                                             ----------------    ---------------

                  Net cash (used in) investing
                    activities                                                       (280,946)          (520,062)


                                                                                                       (continued)

                   Ensec International , Inc. and Subsidiaries

                            Years Ended December 31,


                                                                                    1997                 1996
                                                                             ----------------    ----------------
Cash flows from financing activities:
     Net borrowings (repayments) under credit line
       agreements                                                              $            -      $    (268,774)
     Dividends paid                                                                         -           (300,647)
     Proceeds of issuance of senior subordinated notes                                      -          2,500,000
     Principal payments on long-term debt and senior
       subordinated notes                                                                   -         (3,077,000)
     Net proceeds from issuance of common stock
       and warrants                                                                         -          9,642,715
     Exercise of warrants                                                                   -             23,125
     Cost of warrants issued in connection with senior
       subordinated notes                                                                   -            (82,296)
     Offering costs                                                                    (1,774)                 -
     Net repayments under loan agreements                                             (17,794)        (2,120,000)
                                                                             ----------------    ---------------

                  Net cash (used in) provided by financing
                    activities                                                        (19,568)         6,317,123
                                                                             ----------------    ---------------

Net (decrease) increase in cash and cash equivalents                               (2,045,300)         1,847,928

Translation gain on cash and cash equivalents                                               -            170,144

Cash and cash equivalent at beginning of year                                       2,257,103            239,031
                                                                             ----------------    ---------------

Cash and cash equivalents at end of year                                     $        211,803    $     2,257,103
                                                                             ================    ===============


Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                            $        769,065    $     3,395,107
                                                                             ================    ===============
         Income taxes                                                        $         11,129    $             -
                                                                             ================    ===============


        The accompanying notes are an integral part of these statements.

                   Ensec International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Ensec International, Inc. and Subsidiaries (the "Company") designs, assembles, sells and maintains integrated security systems. Ensec International, Inc. has two wholly-owned subsidiaries, Ensec Engenharia a Sistemas de Seguranca S.A. ("Ensec S.A."), a Brazilian corporation, and Ensec Inc., a Florida corporation. All intercompany transactions have been eliminated in consolidation.

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market based on first-in, first-out basis. Inventories are comprised of the following:

                                                                1997               1996
                                                           -------------    ----------------
         Parts and supplies                                $     497,545    $        360,012
         Inventory applicable to contracts in progress,
           net of billings of $0 and $2,592,490
           in 1997 and 1996, respectively                             -              376,413
                                                           -------------    ----------------

                                                           $     497,545    $        736,425
                                                           =============    ================


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

                           Equipment                            5 to 10 Years
                           Furniture and fixtures               5 to 10 Years
                           Building and improvements                 40 Years

                                                                   (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     Income Taxes
     ------------

     Deferred taxes have been provide on temporary differences in reporting certain transactions for financial accounting and tax purposes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, "Disclosure about Fair Value of Financial Instruments." Such information, which pertains to the company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value to the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, Cash Equivalents and Short-Term Investments: The carry amount approximates fair value because of the short-term maturity of those instruments.

     Receivables and Payables: The carry amounts approximate fair value because of the short-term maturity of those instruments.


                                                                     (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     Fair Value of Financial Instruments - Continued
     -----------------------------------

     Debt, Lines of Credit and Notes Payable: The carry amounts of debt, lines of credit and notes payable approximate fair value to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

     All of the Company's financial instruments are held for purposes other than trading.

     Revenue Recognition
     -------------------

     Revenue is recognized upon delivery and acceptance for normal products sales, which are those systems which do not require significant software customization and are completed within relatively short time-frames. Revenue from those turnkey systems that require significant customization are recognized as contract revenues under the percentage of completion method. Earned revenue is based on the percentage that incurred cost to date bear to total estimated revisions in total cost estimates during the progress of work is reflected in the year in which these changes became known. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. Progress billings in amounts receivable under maintenance contracts is recognized over term of the related agreements.

     Research and Development
     ------------------------

     Research and development cost in connection wit the development of the Company's computerized security systems software are expensed as incurred until technological feasibility has been established at which time these costs are capitalized.

     Capitalized Software Costs
     --------------------------

     The Company capitalized costs incurred for intentionally developed software to be sold, leased, or otherwise marketed where economic and technological feasibility has been established. Capitalized software costs are amortized over the estimated economic useful life of the software product (7 Years). Capitalized software costs amounted to $0 and $4,491,000 at December 31, 1997 and 1996, respectively. accumulated amortization at December 31, 1997 and 1996, amounted to $0 and $946,000, respectively. Costs of product enhancements are capitalized and amortized over the remaining life of the product.

                                                                   (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     Impairment of Assets
     --------------------

     The Company closed its Boca Raton office on February 28, 1998. In connection with this closing the Company disposed of its furniture and equipment by either transferring it to its New York Office or Brazilian Subsidiary. (All of the Company's leasehold improvements were abandoned on February 28, 1998). As a result of closing of this office the Company has incurred an impairment in the value of its furniture and fixtures, equipment and leasehold improvements of $266,884. The leasehold improvements had no value once abandoned. This abandonment was recognized as of December 31, 1997. The Company continues to occupy its World Trade Center office in New York. This office is an executive office of less than 1,000 sq. ft. with three offices and reception area.

     The Company periodically assesses the reliability of the capitalized software costs. This assessment includes calculations of the estimated future gross profits to be realized from product sales as well as consideration of changes in hardware and software technology. Due to the uncertainty of the Company continuing as a going concern, the Company recognized an impairment loss of $3,308,905 on its capitalized software costs for the year ended December 31, 1997.

     Foreign Currency Translation
     ----------------------------

     Ensec S.A. operates in a highly inflationary country (Brazil). As a result, the U.S. dollar is considered the functional currency and a combination of current and historical rates is used in translating assets and liabilities. The related exchange adjustments are included in operations.

     The adjustments to reflect the effects of inflation, which are required by generally accepted accounting principles in Brazil, have been eliminated in these translated financial statements to conform them with generally accepted accounting principles in the United States.

     Concentration of Credit
     -----------------------

     The Company's sales are concentrated in the United States and Brazil. Approximately 68% and 70% of the Company's sales in 1997 and 1996, respectively, are in Brazil, of which one customer represents 13% and 18% in 1997 and 1996, respectively.


                                                                    (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     Stock Options
     -------------

     Options granted under the Company's 1996 Stock Option Plan (the "Plan") are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation, " which requires additional proforma disclosures for companies that will continue to account for employee stock options under intrinsic value method specified in APB 25.

     The Company has elected to continue to apply APB 25 and has disclosed the required information of SFAS No. 123 in Note P. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123.

     Earnings Per Share
     ------------------

     The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as the restatement of prior periods presented.

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. Diluted net earnings per share are not presented because they are anti-dilutive in 1997 and 1996, due to the losses incurred in those years. The weighted average number of shares of common stock and common stock equivalent shares used for computing net loss per share was 5,656,250 and 4,223,408 in 1997 and 1996, respectively.

     The computations are as follows:

                                                         Basic
                                                        Weighted
                                                        Average           Basic
                                        Net (Loss)       Shares            EPS
                                        ---------     -----------         -----
                  1997               $   (5,869,866)    5,656,250     $  (1.04)
                  1996               $   (6,881,840)    4,223,408     $  (1.63)


                                                                   (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130). "Reporting Comprehensive Income," and No. 131 (SFAS
     131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in 1998. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

     Reclassifications
     -----------------

     Certain reclassifications have been made to conform to the 1997 presentation.

NOTE B - RISKS AND UNCERTAINTIES

     The Company will generate an increasing portion of its revenue from the sale and service of En2000 integrated security system product. These products are exposed to the risk that new technology could be introduced resulting in significantly lowered demand for its products.

     A significant amount of the Company's operations are based in Brazil. The Brazilian market in which the Company operates is characterized by volatile and frequently unfavorable economic, political and social conditions. High inflation and, with it, high interest rates are common. Inflation has declined but continues to be high in Brazil. In 1997 and 1996, the per annum inflation rates were approximately 8% and 10%, respectively, in Brazil (compared to over 22% and 900% in 1995 and 1994 respectively). Historically, Brazil has also experienced significant currency fluctuations. In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Brazil. Although the Company has been able to operate successfully in Brazil for over 14 years, it has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE C - ORGANIZATION OF HOLDING COMPANY

     On April 2, 1996, Ensec International, Inc. was formed as a holding company and acquired Ensec S.A. and Ensec Inc. in a stock for stock transaction. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interest. Accordingly, the consolidated statements include the operations of both companies for 1996 and 1995.

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consists of the following:

                                                  1997                1996
                                               -------------    ---------------

                  Prepaid insurance            $       8,174    $       106,194
                  Advances to suppliers               43,741             68,000
                  Advances to employees               21,934                 -
                  Taxes on equipment rented           32,384                 -
                  Compulsory deposits                     -              66,000
                  Other receivables                      422             23,312
                  Other                               13,124             53,878
                                               -------------    ---------------

                                               $     119,779    $       317,384
                                               =============    ===============

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     1997             1996
                                                  -------------    ------------

                  Land                           $      279,000    $    279,000
                  Building                            1,337,000       1,337,000
                  Leasehold improvements                      -          16,875
                  Machinery and equipment             2,276,732       2,454,705
                  Furniture and fixtures                141,431         265,670
                                                  -------------    ------------
                                                      4,034,163       4,353,250
                  Less accumulated depreciation      (1,986,196)     (2,019,508)
                                                  -------------    ------------

                                                  $   2,047,967    $  2,333,742
                                                  =============    ============

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE F - ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                   1997                1996
                                                 ------------    ---------------

                  Salaries and related taxes     $    349,740    $       524,292
                  Taxes other than income taxes       350,051            160,000
                  Advances from customers             138,877            280,000
                  Accrued interest                          -             64,000
                  Other Accruals                      506,111            373,058
                                                 ------------    ---------------

                                                 $  1,344,779    $     1,401,563
                                                 ============    ===============

NOTE G - NOTES PAYABLE

     In July and August 1996, the Company borrowed $100,000 on an unsecured basis from its Chief Executive Officer and borrowed $400,000 from a financial institution collaterized by $400,000 pledged by the Chief Executive Officer. These loans bore interest at 7% per annum and approximately 5% per month respectively. In August 1996, the Company borrowed an additional $500,000 from a Brazilian individual, which bore interest at a rate of approximately 5% per month. These loans were repaid from the proceeds of the Offering discussed in Note K.

NOTE H - LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996, consisted of the following:


                                                                                       1997              1996
                                                                                    ----------        ---------
         Note payable to bank; principal and interest
         payable monthly; guaranteed by the Chief  Executive
         Officer of the Company; maturing on February 15,
         1999                                                                      $ 1,015,871     $    1,057,000

         Note payable; interest is payable monthly; bank principle is payable to as described below; collaterized by a mortgage on certain real and
         personal property; maturing on April 15, 2002                               2,772,917          2,766,000

         Other                                                                          16,418                  -
                                                                               ---------------    ---------------
                                                                                     3,805,206          3,823,000

                                                                                                      (continued)


                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE H - LONG-TERM DEBT - Continued


                                                       1997             1996
                                                     --------        --------

         Less current portion of long-term debt   $    (1,393,714)  $  (861,000)
                                                  ---------------  ------------

                                                  $     2,411,492   $ 2,962,000
                                                  ===============  ============

     The notes bear interest at 12% plus an inflation adjustment (approximately 8% and 10% in 1997 and 1996, respectively).

     During January 1997, the Company completed the restructuring of the mortgage loan. The revised terms of the loan extend the commencement of the principal amortization to March 15, 1998 and the amortization period from 35 to 50 months. The interest rate charged on the outstanding loan balance remains unchanged.

     Subsequent to December 31, 1997, the Company completed a second restructuring of the mortgage loan. The revised terms of the loan extend the commencement of the principal amortization to December 15, 1998 and the amortization period from 50 to 41 months. The interest rate charged on the outstanding loan balance remains unchanged.

NOTE I - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases certain offices and equipment pursuant to non-cancelable operating leases which expire in various years through 2001. The following is a schedule of future minimum lease payments as of December 31, 1997.

                                    1998                    $       319,392
                                    1999                            307,044
                                    2000                            270,000
                                    2001                            270,000
                                    2002                            157,500
                                                            ---------------

                                                            $     1,323,936
                                                            ===============

     Rent expense was approximately $118,280 and $79,460 in 1997 and 1996, respectively.


                                                                    (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     Litigation
     ----------

     In April 1997, the Company was notified of its infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, and has proposed a settlement. On September 18, 1997 the Claimant rejected the Company's offer, reaffirmed its infringement claim, asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed the proposal set forth below. The Claimant's latest proposal, which expired on November 17, 1997, provided the Company with a nonexclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty payment equal to 5% on all future qualifying sales through February 1998. The Company had requested and was granted an extension until December 31, 1997 to respond. As of the date hereof, no further discussions have taken place between the Claimant and the Company. However, if the Company is unable to settle these claims or if the Company is found to infringe on the Claimant's patents, the Company's financial condition would be materially adversely affected and the value of the Collateral could be significantly impaired. While these are the only infringement claims known to the Company, future claims may be brought against the Company and the value of the collateral could be significantly impaired. In addition, the cost of defending or settling them could be significant and have a material adverse affect on the Company.

     The Company is also engaged in various other lawsuits, as defendant, involving alleged employment law claims. The Company has established reserves, which in its opinion, will be sufficient to satisfy its obligations with respect to such lawsuits.

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with certain of its officers for a period of three years commencing May or June 1996. The agreements provide the employees with severance benefits from 1 or 11/2 times total cash compensation earned in the 12 months preceding the date of termination in the event the agreements are terminated under certain conditions except for the agreement with the Company's President and Chief Executive Officer, which provides for a severance payment 2.99 times the average annual compensation paid by the Company or its subsidiaries and included in such executive's gross income for federal tax purposes for the five years prior to the year termination. The agreements also provide for each officer a grant of options under the Company's 1996 Stock Option Plan (the "Plan") which will vest in one-third equal installments over a two year period. The first third vested upon consummation of the initial public offering described in Note K.

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE J - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                              1997                1996
                                          --------------    --------------
                  Current
                      Federal             $            -     $           -
                      Foreign                          -                 -
                                          --------------    --------------
                                                       -                 -

                  Deferred
                      Federal                          -                 -
                      Foreign                          -          (319,000)
                                          --------------    ---------------

                                          $            -     $    (319,000)
                                          ==============    ===============

     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which gives rise to significant deferred tax assets or liabilities follow:

                                                                1997              1996
                                                          ------------    -------------
                  Contributions                           $      1,204    $       1,088
                  Bad debts                                      3,339               -
                  Amortization of organization cost                 29               -
                  Net operating loss - Federal               2,834,084        1,884,664
                  Net operating loss - Foreign               2,673,000        2,580,000
                  Depreciation                                  92,310               -
                                                          ------------    ------------
                                                             5,603,966        4,465,752
                  Less valuation allowance
                      Federal                                2,930,966          724,725
                      Foreign                                2,673,000        2,580,000
                                                          ------------    -------------

                  Computerized software costs                        -       (1,148,000)
                  Amortization of organization costs                 -           (2,312)
                  Depreciation                                       -          (10,715)
                                                          ------------    -------------

                  Net deferred tax liability              $          -     $          -
                                                          ============    =============

                                                                             (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE J - INCOME TAXES

     The change in the valuation allowance amounted to $2,299,241 and $2,074,904 in 1997 and 1996, respectively. The tax benefits are less than the Company's statutory tax rate due to net operating losses incurred without any corresponding tax benefits.

     At December 31, 1997, the Company has net operating loss ("NOL") carry forwards for income tax purposes as follow:

                                                               1997                1996
                                                         ----------------    ----------
                  Federal                                $      7,531,447    $     5,543,128
                  Foreign corporate taxes                $      8,312,000    $     8,022,000
                  Foreign social contribution taxes      $      8,045,000    $     7,755,000


     The federal tax NOL begins to expire in 2006. The foreign NOL's have no expiration date and therefore can be carried forward indefinitely. Due to historical losses, valuation allowances have been established for the tax benefits attributed to the Federal and Foreign tax NOL's which cannot be offset against the deferred tax liabilities.

NOTE K - PUBLIC OFFERING OF COMMON STOCK

     Pursuant to its initial public offering the Company completed the sale of 1,900,000 shares of Common Stock and redeemable warrants to purchase 2,185,000 shares of Common Stock on September 30, 1996. On November 19, 1996, the Company sold an additional 25,000 shares of Common stock pursuant to the exercise of an over allotment option by the underwriter. The Common stock was sold at $6.00 per share and the redeemable warrants at $.10 per warrant. Each redeemable warrant entitles the holder thereof to purchase one share of Common stock at an exercise price of $7.00 per share, subject to adjustment in certain events, at any time on or after September 25, 1997 and expiring four year from that date. The redeemable warrants may be redeemed by the Company commencing on September 25, 1997 at a price $.10 per warrant subject to certain prior notification requirements and provided that the closing bid price of the Common stock has been at least 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of the redemption.

                                                                    (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE K - PUBLIC OFFERING OF COMMON STOCK - Continued

     The net proceeds received by the Company from the initial public offering were $9,642,715, inclusive of $2,125,795 of offering costs (including commissions and discounts).

     In conjunction with the initial public offering, $231,250 warrants issued in connection with the senior subordinate notes (the "Bridge Warrants") were automatically exercised at a price of $.10 per Bridge Warrant.

NOTE L - SENIOR SUBORDINATED NOTES

     In May 1996, the Company completed a $2,500,000 bridge financing whereby it issued 100 units at $25,000 each. Each unit consisted of :(i) a senior subordinate promissory note in the principal amount of $25,000 bearing interest, payable semi-annually, at the rate of 10% per annum, which were due and payable on the earliest of (a) the closing of an initial public offering of the Company's Common stock, or (b) 12 months from the date of the initial sale of the unit; and (ii) of $ .10 per share. In September 1996, warrants to purchase 18,750 shares of Common Stock which were issued at the bridge financing were relinquished by the holders thereof.

     The bridge warrants were detachable warrants and were accounted for separately from the senior subordinate notes as an addition to paid-in capital. The value assigned to the Bridge Warrants was based on their fair value at the time of issuance and amounted to $725,000. Costs associated with the issuance of the bridge financing allocated to the Bridge Warrants amounted to $82,296 and has been charged against paid-in capital.

     The value assigned to the senior subordinate notes of $1,775,000 created a discount of $725,000 since the amount owed was $2,500,000. This discount was being amortized on the interest method over a 12 month period. The Company incurred $201,482 of costs associated with the issuance of the bridge financing allocated to the senior subordinated notes which were capitalized and were amortized as interest expense over the life of such notes.

     The senior subordinated notes were repaid, together with the accrued interest thereon, on September 30, 1996 with a portion of the proceeds from the initial public offering. The unamortized discount on the notes and the capitalized issuance in connection therewith fully amortize upon repayment thereof.

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE M - STOCK OPTION PLAN

     In June 1996, the Company adopted the Plan, pursuant to which stock option (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan), stock appreciation rights and restricted stock may be granted to directors, key employees and consultants (the "Participants"). The Plan provides for the automatic grant to directors ("Directors Awards") who are not employees of the Company or its subsidiaries, at such time as an individual becomes a director of the Company, of Nonqualified Stock Options to purchase 15,000 shares of Common stock at an exercise per share equal to the greater of $3.00 or the fair market value of the shares on the date of the grant.

     The options of a Director Award vest in increments of 5,000 shares per year, commencing on the date of the Company's annual meeting of the shareholders for election of directors next following the date such individual became a director and continuing wit each such successive annual meeting provided such person remains a director of the Company as of such date. The Plan also provides for the acceleration of the vesting schedule in certain circumstances.

     Stock appreciation rights may be granted in conjunction with the grant of an Incentive or Nonqualified Stock Option under the Plan or independently of any such stock option. A stock appreciation right granted in conjunction with a stock option may be an alternative right. In which event, the exercise of stock option terminates the stock appreciation right to the extent of the stock appreciation right terminates the stock option to the extent of the shares re to which such right is exercised. A stock appreciation right may not, however, be granted in conjunction with an Incentive stock Option under certain circumstances in which the exercise of the stock appreciation right affects the right to exercise the Incentive Stock Option or vice versa, unless certain terms and conditions are met. Subject to the terms of the Plan, the Company may award shares of restricted stock to the participants. Generally, a restricted stock award will not require payment of any option price by the Participant but will call for the transfer of share to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

     There are 450,000 shares authorized for possible issuance under he Plan, of which Incentive Stock Options to purchase 355,000 shares were granted in May and June 1996 with an exercise price of $3.00 per share. In 1997, the Board of Directors approved the reduction of the exercise price of these options from $3.00 to $2.00.

     During October 1996, Nonqualified Stock Options to purchase 15,000 shares of Common Stock at $6.34 per share were issued to two directors. Options to purchase 15,000 share not associated with the Plan were also granted in October 1996 to a consultant. The consultant's options vest and have the same exercise price as the options granted to the two directors.

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE N - SEGMENT INFORMATION

     The Company's operations include the design, development, assembly, sales and maintenance of integrated security systems. Based on geographic location, the predominant business segments are in Brazil and the United States. Net sales, operating loss (before interest and income taxes) and identifiable assets by geographic area were as follows:


         1997                                     United States             Brazil          Consolidated
         ----                                  -----------------     -----------------    ------------------
         Net sales                             $       1,950,186     $       4,247,705    $        6,197,891
                                               =================     =================    ==================

         Operating loss                        $      (5,545,633)    $        (194,283)   $       (5,739,916)
                                               =================     =================    ==================

         Identifiable assets                   $         516,237     $       4,483,725    $        4,999,962
                                               =================     =================    ==================


         1996                                    United States               Brazil          Consolidated
         ----                                  -----------------     ------------------    -----------------

         Net sales                             $       2,362,915     $       5,445,000    $        7,807,915
                                               =================     =================    ==================

         Operating loss                        $      (1,028,880)    $      (2,615,000)   $       (3,643,880)
                                               =================     =================    ==================

         Identifiable assets                   $       3,914,502     $       6,944,000    $       10,858,502
                                               =================     =================    ==================


NOTE O - ACCOUNTING FOR STOCK-BASED COMPENSATION

     As discussed in Notes A and M, the Company's Plan is accounted for under APB Opinion 25 and related Interpretations. Since all options are granted under the Plan were at fair market value, no compensation cost has been recognized for the Plan.. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the proforma amounts indicated below.


                                                                   (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE O - ACCOUNTING FOR STOCK-BASED COMPENSATION - Continued

                                                                          1997                1996
                                                                  ----------------    ------------
                  Net loss As reported                            $     (3,560,961)    $    (6,881,840)
                                            Proforma              $     (3,616,885)    $    (7,068,109)

                  Loss per share            As reported           $           (.63)    $         (1.63)
                                            Profroma              $           (.64)    $         (1.67)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 150.79 and 40 percent, risk-free interest rate of 6.37 and 6.36 percent and expected life of 5 years.

     A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during the year ending on that date is presented below:

                                                                1997                              1996
                                            -------------------------------     -------------------------------
                                                                 Weighted                           Weighted
                                                                 Average                             Average
                                                                 Exercise                           Exercise
                                                  Shares          Price              Shares          Price
                                            --------------   --------------     ------------    ---------------
         Outstanding at beginning
           of year                                 385,000    $        3.26                -                -
         Granted                                   125,000    $        1.56           385,000    $        3.26
         Exercised                                      -                -                 -                -
         Forfeited                                 356,667    $        3.00                -                -
         Outstanding at end of year                153,333    $        2.50           385,000    $        3.26
         Options exercisable at year end            51,111                            118,333    $        3.26
         Weighted-average fair value of
           options granted during the year                    $        1.44                      $        1.47

     The following information applies to options outstanding at December 31, 1997:

                  Number outstanding                                123,333              30,000
                  Range of exercise prices                       $0 to 3.00       $3.01 to 6.34
                  Weighted-average exercise price                      3.00                6.34
                  Weighted-average remaining
                    contractual life                                   9.56                9.00


                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE P - EMPLOYEE BENEFIT PLAN

     On January 1, 1997, Ensec Inc. adopted a 401(K) profit sharing plan (the "401(K) Plan"). The 401(K) Plan is a defined contribution plan covering all eligible employees of Ensec Inc. To become a participant, an employee must be at least 21 years of age and must complete one year of service without intervening break in service. An employee may become a participant in the 401(K) Plan on the first day of the month following the completion of his/her age and service requirements. Ensec Inc. at its discretion, has elected to make a contribution to the 401(K) Plan equal to 25% of the participants elected deferral and has the option to make additional contributions to be allocated based on the ratio of the participant's salary to the total salary of all the participant's in the 401(K) Plan. The participant's will vest in their allocation of Ensec Inc.'s contribution on a pro rata basis over the first four years of service (as defined) with Ensec Inc. after which they will be fully vested in all of Ensec Inc.'s contributions.

NOTE Q - GOING-CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since the date of inception, and such losses have continued through the year ended December 31, 1997. In addition, the Company has used more cash than capital raised and provided through its operations which resulted in the working capital deficit $1,163,556 as of December 31, 1997.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise funds to continue to fund its operations. The Company plans to re-focus its efforts as described in the following paragraphs:

     Ensec Inc., the U.S. subsidiary of Ensec International, Inc. will focus on the selling of En 2000 software and hardware to independent value added resellers ("VAR"). The Company expects to execute two VAR contracts shortly.

     The Company is negotiating with several other VARs and negotiating with another Company for software license fees and a royalty program as well. The Company will make all the necessary efforts to attract other VARs.


                                                                     (continued)

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE Q - GOING-CONCERN - Continued

     Ensec Inc. will also be dedicated to a procurement activity looking for technologies products and services to be sold by Ensec S.A., the Brazilian subsidiary. The sales commissions will be negotiated to be paid in the U.S. and the service and maintenance of such products will be done in Brazil by Ensec S.A. The Company will also look for the same procurement strategy for other South American Countries.

     Ensec S.A. will continue to be a major system integrator in Brazil with a specialized niche market on the security industry looking to be a supplier of our integration security system platform En 2000 as well as other line of products from other manufacturers. The Company today is selling data security systems from the following suppliers: PC Security, Platinum Technology and Cyberguard. Ensec S.A. is also selling toll collection systems from GEA; machine readable passport systems from AIT Corporation from Canada; Time and Attendance Systems from Kronos a Massachusetts Corporation; and as CCTV and Video Surveillance from major international suppliers.

     The Company is looking for a strategic partner that would have interest to be in the Brazilian and South America security systems integration market and which could infuse additional capital into Ensec International, Inc.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE R - RECOVERY OF SOCIAL TAXES

     In 1992 certain social taxes were judged unconstitutional in Brazil. As a result of such ruling the Company's Brazilian subsidiary sought and was awarded in September 1997 after exhausting the full appeal process a refund of such social taxes. The ultimate amount of the refund will be increased for monetary correction as defined under Brazilian law. With respect to such award the Company has recognized $726,575 as other income in the Statement of Operations and a receivable as of December 31, 1997. The Company expects to receive approximately $88,000 of this receivable by September 1998 and the balance by November 1998.

                   Ensec International, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE S - LEASE OF THE BRAZILIAN FACILITY

     On August 1, 1997 the Company's Brazilian subsidiary leased 50% of the Brazilian facility. The initial lease term is for ten years with a noncancellable term for the first five years. The monthly rental charge for the first year is approximately $26,000. Subsequent annual rental charges will be adjusted for changes in purchasing power of the reals and at the request of either the lessor or lessee for changes in the rental market values of the property. In addition to the monthly rental charge the lease also provides that the lessee pay for its share of maintenance, taxes, and other operating expenses and requires the last six months of rent to be paid in advance.

NOTE T - SUBSEQUENT EVENTS

     On February 9, 1998, the Directors of the Company consented to issue common stock shares in connection with certain consulting agreements. The agreements were entered into with two separate consultants to provide financial consulting services for compensation of 165,000 shares of common stock and 165,000 three-year common stock purchase warrants to purchase shares of common stock at $1.20 per share. The warrants are not exercisable until April 1, 1998 and have piggyback registration rights.

     On February 9, 1998, the Directors of the Company also consented to issue 30,000 shares of common stock as payment in connection with legal services rendered during the year ended December 31, 1997.