Form 10QSB
period 1998-03-31
ENSEC INTERNATIONAL INC
filed 1998-05-15
CIK 1014477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to___________

                         Commission File Number 0-21361

                            ENSEC INTERNATIONAL, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                      65-0654330
            -------------------------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

             One World Trade Center, Suite 3357, New York, NY 10048
             ------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (212) 524-0600
                                 --------------
               Registrant's telephone number, including area code

          751 Park of Commerce Drive, Suite 100, Boca Raton, FL 33487
          -----------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

As of May 14, 1998 the registrant had 6,016,250 shares of common stock issued and outstanding.

         Traditional Small Business Disclosure Format: Yes [ X ] No [ ]

                            ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB




PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                     Consolidated Balance Sheets as of March 31, 1998
                    (unaudited) and December 31, 1997

                     Consolidated Statement of Operations for the three month periods ended March 31, 1998 and 1997 (unaudited)

                     Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997 (unaudited)

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

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        March 31,                          December 31,
                                                                          1998                                1997
                                                                 ----------------------         -----------------------------
                                                                     (unaudited)

Current assets
     Cash and cash equivalents                                     $              78,087               $             211,803
     Accounts receivable                                                       1,299,214                           1,054,355
     Social taxes and other receivables                                          399,040                             399,040
     Inventory                                                                   441,335                             497,545
     Prepaid expenses & other assets                                             369,241                             119,779
                                                                 -------------------------         ---------------------------

               Total current assets                                            2,586,917                           2,282,522

Property and equipment, net                                                    1,972,363                           2,047,967

Other assets                                                                     532,406                             669,473

               Total assets                                        $           5,091,686               $           4,999,962
                                                                 =========================         ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Borrowings under line of credit                                              42,385                                    -
     Accounts payable                                                            551,484                              707,585
     Accrued and other liabilities                                             1,338,773                            1,344,779
     Current portion of long term debt                                         1,096,014                            1,393,714
                                                                 -------------------------         ----------------------------

               Total current liabilities                                       3,028,656                            3,446,078


Long term debt - net of current portion                                        2,556,252                            2,411,492

Stockholders' Equity                                                                   -                                    -
Common Stock                                                                      60,163                               56,563
Additional paid-in capital                                                    13,896,110                           13,719,708
Accumulated deficit                                                          (14,449,495)                         (14,633,879)
               Total stockholders' equity                                       (493,222)                            (857,608)
                                                                    ----------------------               ----------------------

               Total liabilities and stockholders' equity         $            5,091,686               $            4,999,962
                                                                 =========================         ============================

See Notes to Consolidated Financial Statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended
                                                      March 31
                                      ----------------------------------------
                                             1998                    1997
                                             ----                    ----

Sales                               $      1,908,917         $    2,054,816

Cost of goods sold                         1,093,296              1,210,435

                                    ---------------------    ------------------
Gross profit                                 815,621                844,381
                                    ---------------------    ------------------


Selling, general and
   administrative expenses                  823,026               1,025,849

Research and development
   expenses                                    0                   226,887

Public company expenses                        0                    83,374

Translation loss (gain)                     (13,000)               (44,000)

                                    ---------------------    ------------------
Income (Loss) from Operations                5,595                (447,729)
                                    ---------------------    ------------------


Other (income) expenses
Interest income                             (4,561)                (19,535)
Interest expense                            210,260                275,000
Other Income                               (384,488)              (160,336)
                                    ---------------------    ------------------
                                           (178,789)                95,129
                                    ---------------------    ------------------
Income (loss) before Income Taxes           184,384               (542,858)
Income Tax                                        -                      -

Net  Income (loss)                  $       184,384          $    (542,858)
                                    =====================    ==================


Net Income (loss) per common        $        0.03            $      (0.09)
share
                                    =====================    ==================



See Notes to Consolidated Financial Statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                       -------------------------------------------------------
                                                                                   1998                             1997
                                                                                   ----                             ----
Cash flows from operating activities:
     Net income (loss)                                                    $           184,384             $           (542,858)
     Adjustments to reconcile net loss to net cash
      net cash (used in) operating activities:
          Depreciation and amortization expense                                        45,467                          203,366
          Changes in assets and liabilities
               Decrease (increase) in accounts receivable                            (141,776)                        (292,329)
               Decrease (increase) in inventories                                      56,210                         (304,944)
               Decrease (increase) in interest receivable                                   0                           (2,500)
               Decrease (increase) in Prepaid & Other current assets                   46,606                           83,701
               Decrease (Increase) in other assets                                   (262,000)                         (49,941)
               Increase (decrease) in accounts payable                               (188,679)                         (15,207)
               Increase in advanced billings                                                0                           74,967
               Increase (decrease) in accrued and other liabilities                    42,781                         (560,978)
                                                                           --------------------           ----------------------
                         Net cash (used in) operating activities                     (217,216)                      (1,406,723)
                                                                           --------------------           ----------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                               0                         (166,918)
     Decrease in equipment under capital ease                                          22,014                                0
     Proceeds on sale of fixed assets                                                  16,770                                0
                                                                            -------------------           ----------------------
                         Net cash (used in) investing activities                       38,784                         (166,918)
                                                                            -------------------           ----------------------

Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements                          42,385                                0
     Net borrowings under short term loan agreements                                 (281,282)                               0
     Repayment of long term debt                                                      133,966                          (92,000)
     Issuance of common stock                                                         180,000                                0
     Decrease in capital lease obligation                                             (16,418)                               0
     Offering Costs                                                                         0                           (1,447)
                                                                            -------------------           ----------------------
                         Net cash provided by financing activities                     58,651                          (93,447)
                                                                            -------------------           ----------------------

Net (decrease) increase in cash and cash equivalents                                 (119,781)                      (1,667,088)

Translation (loss) gain on cash and cash equivalents                                  (13,944)                               0

Cash and cash equivalents at beginning of year                                        211,803                        2,257,103

                                                                            -------------------             --------------------
Cash and cash equivalents at end of the period                              $          78,087               $          590,015
                                                                            -------------------             --------------------

Cash paid during the period  for income tax, interest expenses              $         441,824               $          194,000
and consulting services:
                                                                            ===================             ====================

                   See Notes to Consolidated Financial Statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Significant Accounting Policies

         The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures which would otherwise be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its Form 10-KSB, as filed with the Commission on April 23, 1998.

         The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2.       Earnings Per Common Share

         The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("FASB No. 128"). This statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15. The effect of the adoption of FASB No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

3.       Long-term Debt

         Commencing in March 1998, the Company was to start to amortize the principal amounts of $2.9 million of long term debt due to FINEP, a Brazilian Financial Institution. On March 13, 1998, the Company entered into an Amendment to the Loan Agreement covering such debt, whereby the original principal repayments were amended to be paid in 41 installments, with interest commencing on December 15, 1998 and ending on April 15, 2002. The interest rate remains the same on the loan and no other terms of the Loan Agreement were amended. The Company has not incurred any cost in renegotiating the Loan Agreement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Issuing the Common Stock

         On January 8, 1998, the Company issued a total of 360,000 shares of common stock. Of these shares, 330,000 shares were issued with respect to an investor relations agreement which extends from January 8, 1998 through September 1998. The shares were valued at $.50 and the cost of the issuance is being amortized over the life of the agreement. Also on January 8, 1998, the Company issued 30,000 shares to its counsel with respect to certain outstanding payables. The value of such transaction was $15,000 and no material gain or loss was recognized with the settlement of such liabilities.

5.       Working Capital Requirements

         Working capital deficit at March 31, 1998 was $0.442 million. This decrease was substantially attributable to accounts receivable and inventory reduction, and an increase in payables occurred in the period both in current assets and liabilities. The Company is actively seeking sources of capital to permit the Company to continue its operations in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance that the financing will be completed.

         Should the Company become unable to obtain additional financing, it would be required to further reduce or eliminate its US operations and would result in additional financial difficulties in Brazil.

         The Company has no commitments for capital expenditures as of March 31, 1998.

                                             ENSEC INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Amounts presented herein have generally been rounded to the nearest hundred thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

         This Management's Discussion and Analysis contains certain statements which are forward-looking and the accuracy of which are based upon certain uncertainties in the Company's future operations and results. For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward- looking statements, see "Forward-Looking Statements" below.

Overview

         The Company, until recently, through its operating companies in Ensec Inc., a U.S. subsidiary incorporated in Florida, and Ensec Engenharia e Sistemas de Seguranca, S.A. (Ensec, S.A.), a Brazilian subsidiary, designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all of which have been in Brazil, for large corporations (such as Bosch, EDS, Caterpillar, IBM and Texaco) and government agencies (such as the Brazilian Bureau of Mint and Engraving, the Central Bank of Brazil and the NY & NJ Port Authority.

         The Company is a Florida corporation which was formed in April 1996 as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, S.A. ("Ensec, S.A."), a Brazilian corporation.

         While the Company believes that the security systems market presents many opportunities for the sale of its EnWork family products in the U.S., it has experienced tremendous difficulty overcoming the cost of market entry primarily as a result of insufficient capital required for the sales and marketing efforts that create customer knowledge, sales opportunities and product acceptability.

         During 1997 in response to changing market conditions in Brazil, Ensec S.A. expanded its security product lines by becoming a systems integrator of security products. It is anticipated that these products will continue to be a significant portion of total sales. In response to poor cash flow and lack of significant backlog of sales in U.S., on February 28, 1998 the Company elected to close its Boca Raton office, terminate substantially all of its U.S. employees, cease the manufacture, sale, installation and service of its EnWork family of products and elected to license products in the United States. As of March 16, 1998, the Company has entered into licensing agreements with Lockheed Martin and Integrated Security Resources, Inc. As a result of those changes the Company expects that revenue will decrease significantly in the U.S. and consequently Ensec S.A. will represent a majority of the consolidated operations.

         The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

         In Brazil, in addition to selling the EnWorks family of products the Company also sells a broad range of security products and services such as data security, time and attendance and CCTV. These products are being marketed to the existing customer base, the general market and the Brazilian market through Ensec S.A. established direct sales force and indirect sales channels. The Company anticipates that the sale, service and maintenance of the third party products has and will continue to account for a majority of the Company's total sales. The Company's sales growth from distribution revenue of third party security products will also increase revenue by obtaining the maintenance contracts related to such sales. The Company has experienced a high renewal rate of maintenance contracts. Sales of one particular type of product may in any given quarterly period account for a majority of sales and decreases in significance thereafter.

         In the United States, Ensec Inc. seeks to license its product to strategic partners, who with the direct sales force and established customer base are financially capable of absorbing the risks of selling the EnWorks family products. Ensec Inc. also seeks to enter into procurement contracts with U.S. companies who wish to do business in the security industry in Brazil.

         The Company is actively seeking sources of capital to permit the Company to continue its operations in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance that the financing will be completed. Should the Company become unable to obtain additional financing, it would be required to reduce or eliminate its US operations and would result in additional financial difficulties in Brazil.

         The Company does not presently meet listing requirements for the NASDAQ Small Cap Market and was notified on May 12, 1998, by NASDAQ Listing Qualifications that the Company will be delisted on May 20, 1998. This delisting by NASDAQ may adversely affect the ability of the Company to raise additional financing.

         The Company has no commitments for capital expenditures as of March 31, 1998.

Results of Operations

First Quarter 1998 Compared with First Quarter 1997

         Sales. Total sales for the three months ended March 31, 1998 decreased $0.145 Million, or 7.1%, to $1.9 Million from $2.0 million in the year prior period. This decrease was largely attributable to the lack of sales in the US in the first quarter of 1998. The Company anticipates that its overall 1998 sales in Brazil will be comparable to those in 1997. The Company's sales in Brazil during the first quarter of 1998 increased by 69.7% from year prior period. This increase resulted from an increase in bookings in the fourth quarter of 1997 as compared to 1996. This increase reflects the Company's redirection toward sales of its integrated security systems and related products in Brazil.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1998 decreased $0.117 million, or 9.7%, to $1.1 million from $1.2 million in the year earlier period. The decrease in cost of goods sold resulted primarily from a decrease in sales. The resulting gross profit and gross profit percentage for the three months ended March 31, 1998 were $0.816 million and 42.7%, respectively, compared to $0.844 million and 41.1% respectively for the year prior period.

         Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended March 31, 1998 decreased $0.204 million or 19.8%, to $0.822 million from $1.026 million in the year prior period. During the last quarter of 1997 U.S. operations began to reduce the number of its personnel and on March 3, 1998 the Company closed its Boca Raton headquarters and eliminated certain operating services resulting in a savings of $0.196 million or 39.5%, as compared to the first quarter of 1998 versus the same year prior period.

         Research and Development Expenses. Research and development expenses for the quarter ended March 31, 1998, decreased $0.227 million. In the first quarter of 1997, the Company incurred $0.3 million of total research and development costs, of which $0.2 million reflected the Company's continued development efforts on new features which costs were expensed in the period incurred, and $0.1 million was recognized as cost of goods sold in connection with the development of customized features and capabilities for the R & D in house operation and to outsource the future development with third parties. As a result of the reduction of operations in the US, the maintenance and development of En2000 will be done by COGENT in Canada and in Brazil by TSE.

         Public Company Expenses. Due to the organizational changes of Ensec International, Inc., and discontinuation of Ensec Inc.'s operations in the US, Public Company expenses will be reduced and shall be included in Selling, General and Administrative Expenses.

         Other Income and Expenses. Interest expense for the first quarter of 1998 decreased $0.065 million, or 23.5%, from $0.275 million in the year earlier period to $0.210 million. This decrease resulted from better cash performance in Brazil.

         Commission. Income amounted to $0.316 million for the three months ended March 31, 1998 compared to $0.134 million which occurred in the first quarter 1997, or 135.7% higher commission income. In connection with the sale of currency sorting and equipment division in December 1995, the Company is entitled to receive commissions on all sales related to such division through December 1999. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1998 fiscal year.

Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended March 31, 1998 amounted to $0.217 million which resulted primarily from the Company's net profit from operations, an increase in accounts receivable, a decrease in inventories and an increase in accounts payable and accrual expenses. Net cash used in investing activities for the three months ended March 31, 1998 amounted to $0.039 million which resulted primarily from the sale of equipment in Brazil and leasehold improvements in the U.S. Net cash used in financing activities was $0.059 million which resulted from several movements occurring between short and long term loans and borrowings under credit lines agreement accounts, issuance of common stock and a decrease in capital lease obligations.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks. In Brazil, the Company has a credit line of $0.050 million with a Brazilian bank. Another credit line of approximately $0.300 million, to attend Collateral Guarantees to client's contracts was obtained from Brazilian banks. The Company obtained its long-term debt financing from Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which in 1997 was around 7.5%. In March 1998, the Company completed a restructuring of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to December 1998 and the amortization period from 50 to 41 months. As of March 31, 1998, the Company had $3.7 million outstanding under its long-term notes.

         Working capital deficit at March 31, 1998 decreased $.7 million to $0.442 million from $1.1 million in the prior year period. This decrease was substantially attributable to accounts receivable and inventory reduction, and increase in payables occurred in the period both in current assets and liabilities.

         The Company is actively seeking sources of capital to permit the Company to continue its operations in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance that the financing will be completed.

Should the Company become unable to obtain additional financing, it would be required to further reduce or eliminate its US operations and would result in additional financial difficulties in Brazil.

         The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audited financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund its operations until the time the Company is able to generate sufficient revenues to be self sustaining. There can be no assurance the Company will be successful in achieving these goals.

         The Company has no commitments for capital expenditures as of March 31, 1998.

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

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward- looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of integrated security systems (including software); the economic, social and political conditions in Brazil; the demand for the Company's products; the size and timing of future orders and new contracts; specific feature requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the ability to complete the proposed acquisition; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and maintenance and support services; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

PART II - OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K.

         (a)       Exhibits

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the first quarter of 1998:

         (i) On February 3, 1998, the Company filed a Form 8-K in connection with the delisting of the Company's Securities from the Nasdaq SmallCap Market System.

         (ii) On March 5, 1998, the Company filed a Form 8-K in connection with the closing of the Boca Raton, Florida office.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Ensec International, Inc. hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton in the State of Florida on May 15, 1998.



DATE:   May 15, 1998                         By:/s/ Charles N. Finkel
                                                ---------------------
                                                 Charles N. Finkel
                                                 Director, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



DATE:   May 15, 1998                         By:/s/Nilton Pechin
                                                 Nilton Pechin
                                                 Principal Financial Officer
                                                 Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT                    DESCRIPTION
-------                    -----------

27                  Financial Data Schedule