Form 10QSB
period 1998-06-30
ENSEC INTERNATIONAL INC
filed 1998-07-31
CIK 1014477

As filed with the Securities and Exchange Commission on July 31, 1998
      ---------------------------------------------------------------------
                             Washington, D.C. 20549

                                 F O R M 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________

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

                                 Not applicable
 -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

     Item 1.  Financial Statements.

                      Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997

                      Consolidated Statement of Operations for the nine and three month periods ended June 30, 1998 and 1997 (unaudited)

                      Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1998 and 1997 (unaudited)

                      Notes to Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

     Item 3.  Exhibits and Reports on Form 8-K

                            ENSEC INTERNATIONAL, INC.


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

              See attached pages.


                                           ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


                                                             ASSETS

                                                                                     June 30,                   December 31,
                                                                                       1998                         1997
                                                                                --------------------         -------------------
                                                                                    (unaudited)
Current assets
     Cash and cash equivalents                                                   $          143,373          $          211,803
     Accounts receivable                                                                  1,064,104                   1,054,355
     Social taxes and other receivables                                                     399,040                     399,040
     Inventory                                                                              401,088                     497,545
     Prepaid expenses & other assets                                                        609,829                     119,779
                                                                                --------------------         -------------------

               Total current assets                                                       2,617,434                   2,282,522

Property and equipment, net                                                               1,921,860                   2,047,967

Other assets                                                                                523,159                     669,473

               Total assets                                                      $        5,062,453          $        4,999,962
                                                                                ====================         ===================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Short term liabilities                                                                       -                             -
     Accounts payable                                                                       632,676                       707,585
     Accrued and other liabilities                                                        1,412,243                     1,344,779
     Current portion of long term debt                                                    1,034,332                     1,393,714
                                                                                --------------------         ---------------------

               Total current liabilities                                                  3,079,251                     3,446,078


Long term debt - net of current portion                                                   2,409,675                     2,411,492

Stockholders' Equity                                                                              -                             -
Additional paid-in capital                                                               18,398,526                    13,719,708
Retained Earnings (Accumulated deficit)                                                (18,895,162)                  (14,633,879)
Common Stock                                                                                 70,163                        56,563
               Total stockholders' equity                                                 (426,473)                     (857,608)
                                                                                   -----------------            ------------------

               Total liabilities and stockholders' equity                       $         5,062,453          $          4,999,962
                                                                                ====================         =====================

See notes to consolidated financial statements.


                                           ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                      Six Months Ended                               Three Months Ended
                                                          June 30                                       June 30, 1998
                                          -----------------------------------------      -------------------------------------------
                                                 1998                    1997                        1998                 1997
                                                 ----                    ----                        ----                 ----

Sales                                   $      3,643,416              3,722,774          $         1,734,499             1,667,968

Cost of goods sold                             2,174,047              2,278,327                    1,080,751             1,067,902

                                        ----------------------   -------------------        ------------------------ ---------------
Gross profit                                   1,469,369              1,444,447                     653,748               600,066
                                        ----------------------   -------------------        ------------------------ ---------------


Selling, general and
   administrative expenses                     1,630,919              2,061,337                     807,893              1,036,488

Research and development                                                                                                  230,936
   expenses                                        0                   458,823                         0

Public company expenses                            0                   150,116                         0                   66,742

Translation loss (gain)                        (59,195)               (124,655)                    (46,195)               (80,655)


                                        ----------------------   -------------------       ------------------------- ---------------
Income (Loss) from Operations                  (102,355)             (1,101,174)                   (107,950)             (653,445)
                                        ----------------------   -------------------       ------------------------- ---------------


Commission Income                              (770,442)              (321,133)                     (385,954)             (187,133)
Other (income) expenses                          (3,922)                 0                            (3,922)
Interest income                                  (4,865)               (24,070)                         (304)               (4,535)
Interest expense                                425,667                534,125                       215,407               259,125
Other Income                                                           (65,717)                        0                   (39,377)
                                        ----------------------   -------------------        ------------------------ ---------------
                                               (353,562)               123,205                     (174,773)                28,080
                                        ----------------------   -------------------        ------------------------ ---------------
Income (loss) from operations
before income taxes                             251,207              (1,224,379)                    66,823               (681,525)

Net  Income (loss)                      $       251,207              (1,224,379)                    66,823               (681,525)
                                        ----------------------     -----------------        ------------------------ ---------------

Net Income (loss) per common share      $        0.05                   (0.54)                       0.01                  (0.12)
                                          --------------------     -----------------        ------------------------ ---------------

See notes to consolidated financial statements.


                                            ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                       ------------------------------------------
                                                                                               1998                    1997
                                                                                               ----                    ----
Cash flows from operating activities:
     Net income (loss)                                                                 $         251,207       $      (1,224,383)
     Adjustments to reconcile net loss to net cash
      net cash (used in) operating activities:
          Depreciation and amortization expense                                                  116,488                 372,985
          Changes in assets and liabilities
               Decrease (increase) in accounts receivable                                        (14,541)               (364,491)
               Decrease (increase) in inventories                                                155,379                (140,713)
               Decrease (increase) in interest receivable
               Decrease (increase) in Prepaid & Other current assets                            (751,003)                 54,276
               Decrease (Increase) in other assets                                               250,307                 (48,149)
               Increase (decrease) in accounts payable                                          (107,687)                210,328
               Increase in advanced billings                                                                             126,074
               Increase (decrease) in accrued and other liabilities                               16,643                (769,126)
                                                                                       ------------------      ------------------
                         Net cash (used in) operating activities                                 (83,207)             (1,783,199)
                                                                                       ------------------      ------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                                           (202,220)
     Decrease in equipment under capital ease                                                     (9,218)
     Proceeds on sale of fixed assets                                                             22,013
                                                                                       ------------------      ------------------
                         Net cash (used in) investing activities                                  12,795                (202,220)
                                                                                       ------------------      ------------------

Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements                                                             54,503
     Net borrowings under short term loan agreements
     Repayment of long term debt                                                                                         (44,476)
     Issuance of common stock                                                                    180,000
     Decrease in capital lease obligation                                                        (16,418)
     Offering Costs                                                                                                       (1,773)
                                                                                       ------------------      ------------------
                         Net cash provided by financing activities                               163,582                   8,254
                                                                                       ------------------      ------------------

Net (decrease) increase in cash and cash equivalents                                              93,170              (1,977,165)

Translation (loss) gain on cash and cash equivalents                                           (161,600)

Cash and cash equivalents at beginning of year                                                   211,803               2,257,103

                                                                                          ---------------         ---------------
Cash and cash equivalents at end of the end of the period                              $         143,373       $         279,938
                                                                                          ---------------         ---------------
Cash paid  during the  period  for  income  tax.  interest  expenses  and              $         180,680       $               0
consultant services:
                                                                                          ===============         ===============

         See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Significant Accounting Policies

         The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures which would otherwise be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are sufficient to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its Form 10-KSB/A, as filed with the Commission on April 23, 1998.

          The accompanying unaudited interim of consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2.       Earnings Per Common Share

         The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("FASB No. 128"). This statement is effective for periods ending after December 15, 1998 and supersedes APB Opinion No. 15. The effect of the adoption of FASB No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

3.       Long-term Debt

         Commencing in March 1998, the Company was to start to amortize the principal amounts of $2.9 million of long term due to FINEP, a Brazilian Financial Institution. On March 13, 1998, the Company entered into an Amendment to the Loan Agreement covering such debt, whereby the original principal repayments were amended to be paid in 41 installments, with interest commencing on December 15, 1998 and ending on April 15, 2002. The interest rate remains the same on the loan and no other terms of the Loan Agreement were amended. The Company has not incurred any cost in renegotiating the Loan Agreement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 4.     Issuing the Common stock

        No common stock was issued in this quarter ending June 30, 1998.

 5.     Working Capital Requirements

        Working capital at June 30, 1998, increased $0,02 million to (0,462) million from $0,442 million in the prior year's period. This decrease was substantially attributable to accounts receivable and inventory reduction, and an increase in prepaid expenses and payables occurred in the period both in current assets and liabilities. The Company is actively seeking sources of capital to permit the Company to continue its operations in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance that the financing will be completed.

        Should the Company become unable to obtain additional financing, it would be required to reduce or eliminate its US operations and would result in additional financial difficulties in Brazil.

 The Company has no commitments for capital expenditures as of June 30, 1998.

                            ENSEC INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations.

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

 Overview


          The Company, until recently, through its operating companies Ensec Inc., a U.S. subsidiary incorporated in Florida, and Ensec Engenharia e Sistemas de Seguranca, S.A. (Ensec, S.A.), a Brazilian subsidiary, designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all of which have been in Brazil, for large corporations (such as Bosch, EDS, Caterpillar, IBM and Texaco) and government agencies (such as the Brazilian Bureau of Mint and Engraving, the Central Bank of Brazil and the NY & NJ Port Authority).

         The Company is a Florida corporation which was formed in April of 1996, as a holding company for Ensec Inc. ("Ensec Inc."), a Florida corporation and Ensec Engenharia e Sistemas de Seguranca, S.A. ("Ensec, S.A."), a Brazilian corporation.

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

         During 1997, in response to changing market conditions in Brazil, Ensec S.A. expanded its security product lines by becoming a systems integrator of security products. It is anticipated that these products will continue to be a significant portion of the total sales. In response to poor cash flow and the lack of significant backlog of sales in U.S., on February 28, 1998 the Company elected to close its Boca Raton office, terminate substantially all of its U.S. employees, cease the manufacturing, sale, installation and service of its EnWork's products and elected to license products in the United States. As of March 16, 1998, the Company has entered into licensing agreements with Lockheed Martin and Integrated Security Resources, Inc. As a result of those changes, the Company expects that revenue will decrease significantly in the U.S. and consequently Ensec S.A. will represent a majority of the consolidated operations.

         As of the date of termination of the activities of Ensec Inc., as mentioned above, liabilities and legal claims against this subsidiary total up to approximately $300,000.00, for which the Company has accruals of $170,00.00. Management is unsure that the Company will be able to pay those liabilities.

         While there is no assurance as to the outcome of the legal claims, management believes the ultimate resolution of these matters will not have an adverse material affect on it's consolidated financial position or results of the operations.

         The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

         In Brazil, in addition to selling the EnWorks family of products the Company also sells a broad range of security products and services such as, data security, time and attendance and CCTV. These products are being marketed to the existing customer base, the general market and the Brazilian market through Ensec S.A.'s established direct sales force and indirect sales channels. The Company anticipates that the sale, service and maintenance of the third party products has and will continue to account for a majority of the Company's total sales. The Company's sales growth from distribution revenue of third party security products will also increase revenue by securing the maintenance contracts related to such sales. The Company has experienced a high renewal rate of maintenance contracts and sales of one particular type of product may in any given quarterly period account for a significant majority of sales and decreases thereafter.

         In the United States, Ensec Inc. seeks to license its product to strategic partners, who with a direct sales force and established customer base are financially capable of absorbing the risks of selling the EnWorks family products. Ensec Inc. also seeks to enter into procurement contracts with U.S. companies who wish to do business in the security industry in Brazil.

         The Company is actively seeking sources of capital to allow the Company to continue its operations in the U.S. and Brazil. The Company has signed a letter of intent on July 7, 1998, with the underwriter Donald & Company Securities Inc. for a merger and other combinations among Ensec International and Sen Tech EAS Corp. for a private offering and a second public offering.

There is no assurance that this financing will be completed. Should the Company become unable to obtain additional financing, it would be required to reduce or eliminate its U.S. operations and would result in additional financial difficulties in Brazil.

         On May 12, 1998, the Company was delisted by NASDAQ, since we failed to meet the minimum requirements to be on the NASDAQ Small Cap Market and presently, we are listed on the OTC Bulletin Board. This delisting by NASDAQ may adversely affect the Company's ability to raise additional financing.


         The Company has no commitments for capital expenditures as of June 30, 1998.

Results of Operations

Second Quarter 1998 Compared with Second Quarter 1997

         Sales. Total sales for the three months ended June 30, 1998, increased $0,066 million, or 3.9%, to $1,734 million from $1,668 million in the prior year period. This low increase was largely attributable to the lack of sales in the USA in the second quarter of 1998. The Company anticipates that its overall 1998 sales in Brazil will be comparable to those in 1997. The Company's sales in Brazil during the second quarter of 1998, increased by 23.8% over the prior year period. This increase resulted from an increase in bookings in the second quarter of 1998, as compared to 1997. This increase reflects the Company's redirection toward sales of its integrated security systems and related products in Brazil.

         Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 1998 increased $0,012 million, or 1.2%, to $1.080 million from $1.068 million in the prior year's earlier period. The increase in the cost of goods sold resulted primarily from a increase in sales. The resulting gross profit and gross profit percentage for the three months ended June 30, 1998, were $0,653 million and 37.7%, respectively, compared to $0,600 million and 36.0%, respectively for the prior year period.

          Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended June 30, 1998, decreased $0,228 million or 22.0%, to $0,808 million from $1.036 million in the prior year period. During the last quarter of 1997, U.S. operations began to reduce the number of its personnel and on March 31, 1998, the Company closed it's Boca Raton headquarters and terminated all operating services, sales and administrative personnel of the U.S. operations

          Research and Development Expenses. Research and development expenses for the quarter ended June 30, 1998, decreased $0,231 million for the prior year's later period. No research and development expenses were incurred during the second quarter of 1998. As a result of the closing of operations in the U.S., the maintenance and development of En2000 will be performed by Cogent in Canada and in Brazil by TSE.

          Public Company Expenses. Due to the organizational changes of Ensec International, Inc., and the discontinuation of Ensec Inc.'s operations in the U.S., public company expenses will be reduced and shall be included in Selling, General and Administrative Expenses.

          Other Income and Expenses. Interest expense for the second quarter of 1998, decreased $0,044 million, or 17.0%, from $0,259 million in the prior year's earlier period to $0,215 million. This decrease resulted from an improved cash performance in Brazil.

          Commission Income. Income amounted to $0.386 million for the three months ended June 30, 1998, compared to $0,187 million which occurred in the second quarter of 1997, or 106.3% higher commission income. In connection with the sale of currency sorting and equipment division in December of 1995, the Company is entitled to receive commissions on all sales related to such division through December of 1999. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1998 fiscal year.


 First Six Months of 1998 Compared With The First Six Months of 1997

         Sales. Total sales for the six months ended June 30, 1998, decreased $0.080 million, or 2.1%, to $3,643 million from $3,723 million in the prior year period. This decrease was largely attributable to the lack of sales in the U.S. in the second quarter of 1998. The Company anticipates that it's overall sales in Brazil will be comparable to those in 1997. The Company's sales in Brazil during the first six months of 1998, increased by 44.4%, from the prior year period. This decrease in U.S. operations resulted from the discontinuation of direct sales and the implementation of sales through the distribution channels and VAR's starting in April of 1998.

         Cost of Goods Sold. Cost of goods sold in the first six months ended June 30, 1998, decreased $0,104 million, or 4.6%, to $2,174 million from $2,278 million in the prior year's earlier period. The decrease in cost of goods sold resulted primarily from a decrease in sales. The gross profit and gross profit percentages for the first six months ended June 30, 1998, were $1,469 million or 40.3%, respectively compared to $1,4444 million or 38.8%, respectively for the prior year period. The increase in gross profit percentages is the result of an improved gross margin on sales in Brazil.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998, decreased approximately $0,430 million, or 20.9%, to $1,630 million, as compared to $2,061 million in the prior year period. On March 31, 1998, the Company closed it's Boca Raton facility and terminated all the operating services, sales and administrative personnel of it's U.S. operation. During the same period, the Brazilian operation kept the same personnel and the same average selling, general and administrative expenses.

         Research and Development Expenses. Research and development expenses for the first six months ended June 30, 1998, decreased to $458,823 for the prior year's later period. As a result of the closing of operations in the U.S., the maintenance and development of En2000 will be done by Cogent in Canada and by TSE in Brazil. No research and development expenses were incurred during the six months ended June 30, 1998.

         Public Company Expenses. Due to the organizational changes of Ensec International, Inc. and the discontinuation of Ensec Inc.'s operations in the U.S. reduced and shall be included in Selling, General and Administrative Expenses.

         Other Income and Expenses. Interest expense for the six months ended June 30, 1998 decreased $0,108 million, or 20.3%, from $0,534 million, in the prior year's earlier period to $0,426 million. This decrease was basically due to an improved cash performance in Brazil.

         Commission Income. Amounted to $0,770 million for the six months ended June 30, 1998, compared to $0,321 million, which occurred in the first six months of 1997 or 139.9% higher commission income. In connection with the sale of currency sorting and equipment division in December of 1995, the Company is entitled to receive commissions on all sales related to such division through December of 1999. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1998 fiscal year.

         Income Tax Benefit. The income tax benefit was zero for the six months ended June 30, 1998, as in the prior year's later period.

Liquidity and Capital Resources

         Net cash used in operating activities for the six months ended June 30, 1998, amounted to $0,083 million, which resulted primarily from the Company's net profit from operations, a decrease in accounts receivable, an increase in inventories, a decrease in prepaid and other current assets and a decrease in accounts payable. Net cash used in investing activities for the six months ended June 30, 1998, amounted to $0,012 million, which resulted in primarily from the decrease in equipment under capital lease equipment. Net cash used in financing activities was $0,163 million in capital lease obligation.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks. In Brazil, the Company has a credit line of $0,030 million with a Brazilian bank. Another credit line approximately $0,3 million, to allow Collateral Guaranteed to client's contracts, was obtained from Brazilian banks also. The Company obtained it's long-term debt financing from Brazilian Banks. These loans bear interest at a rate of 12% per annum, plus inflation adjustment, which in 1997 was around 7.7%. In March 1998, the Company completed a restructuring of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to December 1998, and the amortization period from 50 to 41 months. As of June 30, 1998, the Company had $3.4 million outstanding under it's long-term notes.

         Working capital deficit at June 30, 1998, increased $0,020 million to $0,462 million from $0,442 million in the prior year period. This decrease was attributable to accounts receivable and inventory reduction, and an increase in prepaid expenses and in payables occurred in the period both in current assets and liabilities.

         The Company is actively seeking sources of capital to allow the company to continue its operation in the U.S. and Brazil. It has been unable to secure a closing of any financing and there can be no assurance that the financing will be finalized.

         The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audit financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund its operations until the time the Company is able to generate sufficient revenues to be self sustaining. There can be no assurance the Company will be successful in achieving these goals.

The Company has no commitments for capital expenditures as of June 30, 1998.


Management

         On July 23, 1998, Mr. Theodore Pemberton joined the Company, as the Chief Financial Officer of Ensec International and will also hold the position of Finance Administration Director of Ensec S.A. He will be commuting between Brazil and the United States, restructuring and implementing solutions to improve the financial situation of the Company. Mr. Pemberton will also be responsible for Investor Relations and towards improving shareholders value.

         Mr. Pemberton has 28 years of experience with multi-national companies, most of which have been in managerial and executive positions. Mr. Pemberton is a graduate of FEAO / Sao Paulo - Brazil majoring in Economics and is a registered economist in the Brazilian Association of Professional Economists.

 Forward-Looking Statements

          The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the company to sell it's Brazilian facility, maintain the size of Brazilian workforce in conjunction with sales comparable to 1997; successfully negotiate the patent claim; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

                  The Company did not file any Form 8-K during the first quarter of 1998.

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

                            ENSEC INTERNATIONAL, INC.
                            -------------------------
                                  (Registrant)


DATE:   July 31, 1998              By: /s/ Charles N. Finkel
                                      ---------------------------
                                       Charles N. Finkel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


DATE:   July 31, 1998             By  /s/Flavio da Silva
                                     -----------------------------
                                       Flavio da Silva
                                       Vice President, Chief Operating Officer
                                       and Secretary

DATE:   July 31, 1998              By  /s/Theodore Pemberton
                                     --------------------------------
                                       Theodore Pemberton
                                       Chief Financial Officer
                                       Accounting Officer

DATE:    July 31, 1998             By  /s/Charles Finkel
                                     ----------------------------
                                       Charles Finkel
                                       Director, President and Chief
                                       Executive Officer
                                       (Prinicipal Executive Officer)

DATE:    July 31, 1998             By  /s/Flavio da Silva
                                     -----------------------------
                                       Flavio da Silva
                                       Director


DATE:    July 31, 1998             By  /s/Raymond List
                                     --------------------------
                                       Raymond List
                                       Director