Form 10QSB
period 1998-09-30
ENSEC INTERNATIONAL INC
filed 1998-10-28
CIK 1014477

As filed with the Securities and Exchange Commission on October 28, 1998
                             Washington, D.C. 20549

                                 F O R M 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                for the quarterly period ended September 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                                YES [ X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 1998 the registrant had 6,016,250 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                            ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB




PART I  -  FINANCIAL INFORMATION

     Item 1.          Financial Statements.

                      Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                      and December 31, 1997

                      Consolidated Statement of Operations for the nine and
                      three month periods ended September 30, 1998 and 1997 (unaudited)

                      Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 (unaudited)

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





                                  Part 3 of 18

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    September 30,                December 31,
                                                                                        1998                         1997
                                                                                --------------------         -------------------
                                                                                    (unaudited)
Current assets
     Cash and cash equivalents                                                   $           22,914          $          211,803
     Accounts receivable                                                                  1,036,581                   1,054,355
     Social taxes and other receivables                                                     399,040                     399,040
     Inventory                                                                              422,500                     497,545
     Prepaid expenses & other assets                                                        262,099                     119,779
                                                                                --------------------         -------------------

               Total current assets                                                       2,143,134                   2,282,522

Property and equipment, net                                                               1,908,191                   2,047,967

Other assets                                                                                886,078                     669,473

               Total assets                                                      $        4,937,403          $        4,999,962
                                                                                ====================         ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Short term liabilities                                                                                                   -
     Accounts payable                                                                     1,213,724                     707,585
     Accrued and other liabilities                                                          568,566                   1,344,779
     Current portion of long term debt                                                    1,191,760                   1,393,714
                                                                                --------------------         -------------------

               Total current liabilities                                                  2,974,050                   3,446,078


Long term debt - net of current portion                                                   2,166,885                   2,411,492

Stockholders' Equity                                                                                                          -
Additional paid-in capital                                                               18,398,526                  13,719,708
Retained Earnings (Accumulated deficit)                                                 (18,672,221)                (14,633,879)
Common Stock                                                                                 70,163                      56,563
               Total stockholders' equity                                                  (203,532)                   (857,608)
                                                                                --------------------         -------------------

               Total liabilities and stockholders' equity                       $         4,937,403          $        4,999,962
                                                                                ====================         ===================

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Nine Months Ended                               Three Months Ended
                                                        September 30                                 September 30, 1998
                                          -----------------------------------------      -------------------------------------------
                                                 1998                    1997                        1998                 1997
                                                 ----                    ----                        ----                 ----
Sales                                   $      4,809,413              4,793,396             $     1,165,997             1,070,622

Cost of goods sold                             2,873,667              2,995,965                     699,620               717,638

                                        -------------------      -----------------          -------------------      ---------------
Gross profit                                   1,935,746              1,797,432                     466,377               352,985
                                        -------------------      -----------------          -------------------      ---------------


Selling, general and
   administrative expenses                     2,324,181              3,036,450                     693,262               975,113

Research and development
   Expenses                                                             647,916                                           189,093

Public company expenses                                                 222,193                                            72,077

Translation loss (gain)                         (164,587)              (187,730)                   (105,392)              (64,950)
                                        -------------------      -----------------          -------------------      ---------------
Income (Loss) from Operations                   (223,848)            (1,919,397)                   (121,493)             (818,348)
                                        -------------------      -----------------          -------------------      ---------------


Commission (Income)                           (1,390,502)              (389,645)                   (620,060)              (68,512)
Other (income) expenses                           (3,922)              (823,382)                                         (757,669)
Interest income                                   (5,101)               (27,722)                       (236)               (3,652)
Interest expense                                 676,851                801,188                     251,184               221,424
Other Income
                                        -------------------      -----------------          -------------------      ---------------
                                                (722,674)              (439,611)                   (369,112)              608,409
                                        -------------------      -----------------          -------------------      ---------------

Income (loss) from operations
before income taxes                              498,826             (1,479,911)                    247,619              (209,939)


Net  Income (loss)                      $        498,826             (1,479,911)                    247,619              (209,939)
                                        -------------------      -----------------          -------------------      ---------------


Net Income (loss) per common share      $
                                                    0.08                  (0.21)                       0.04                 (0.12)
                                        -------------------      -----------------          -------------------      ---------------

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30
                                                                                       ------------------------------------------
                                                                                               1998                    1997
                                                                                               ----                    ----
Cash flows from operating activities:
     Net income (loss)                                                                 $         498,826       $      (1,479,911)
     Adjustments to reconcile net loss to net cash
      net cash (used in) operating activities:
          Depreciation and amortization expense                                                  174,196                 509,415
          Changes in assets and liabilities
               Decrease (increase) in accounts receivable                                         17,774                 205,719
               Decrease (increase) in inventories                                                 75,045                  70,148
               Decrease (increase) in interest receivable                                                                 (2,730)
               Decrease (increase) in Prepaid & Other current assets                            (142,320)
               Decrease (Increase) in other assets                                              (216,605)               (706,966)
               Increase (decrease) in accounts payable                                           506,139                  60,561
               Increase in advanced billings                                                                             249,628
               Increase (decrease) in accrued and other liabilities                             (776,213)               (655,517)
                                                                                       ------------------      ------------------
                         Net cash (used in) operating activities                                 136,842              (1,749,530)
                                                                                       ------------------      ------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                                           (242,933)
     Decrease in equipement under capital ease                                                   (34,420)
     Proceeds on sale of fixed assets
                                                                                       ------------------      ------------------
                         Net cash (used in) investing activities                                 (34,420)               (242,933)
                                                                                       ------------------      ------------------

Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements Net borrowings under short term loan agreements
     Repayment of long term debt                                                                (446,561)                (12,944)
     Issuance of common stock                                                                    180,000
     Decrease in capital lease obligation                                                        (24,750)
     Offering Costs                                                                                                       (1,773)
                                                                                       ------------------      ------------------
                         Net cash provided by financing activities                              (291,311)                (14,717)
                                                                                       ------------------      ------------------

Net (decrease) increase in cash and cash equivalents                                            (188,889)             (2,007,180)

Translation (loss) gain on cash and cash equivalents

Cash and cash equivalents at beginning of year                                                   211,803               2,257,103

                                                                                       ------------------      ------------------
Cash and cash equivalents at end of the end of the period                              $          22,914       $         249,923
                                                                                       ------------------      ------------------
Cash paid during the period for income tax, interest expenses and consultant
services:                                                                              $         625,753       $         437,672
                                                                                       ==================      ==================

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

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.       Issuing the Common stock

         No common stock was issued in the quarter ending September 30, 1998.

5.       Working Capital Requirements

         Working capital at September 30, 1998, increased $0,369 million to $(0,831) million from $0,462 million in the prior quarter. This decrease is attributable to an increase in payables occurred in the period. The Company is actively seeking additional sources of capital to permit the Company to continue to grow its operations in Brazil. The only credit lines made available are those where receivables or contracts are put up in collateral, thus reducing the companies ability to invest over and above the normal growth of sales.

         Should the Company become unable to obtain additional financing, it would be required to reduce or eliminate its US operations and would result in additional financial difficulties in Brazil.

         The Company has no commitments for capital expenditures as of September 30, 1998

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

         The Company is a Florida corporation which was formed in April of 1996, as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, S.A. ("Ensec, S.A."), a Brazilian corporation.

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

         During 1997 in response to changing market conditions in Brazil, Ensec S.A. expanded its security product lines by becoming a systems integrator of security products. It is anticipated that these products will continue to be a significant portion of the total sales. In response to poor cash flow and the lack of significant backlog of sales in U.S., on February 28, 1998 the Company elected to close its Boca Raton office, terminate substantially all of its U.S. employees, cease the manufacturer sale, installation and service of its EnWork's family of products and elected to license products in the United States. As of March 16, 1998, the Company has entered into licensing agreements with Lockheed Martin and Integrated Security Resources, Inc. As a result of those changes the Company expects that revenue will decrease significantly in the U.S. and consequently Ensec S.A. will represent a majority of the consolidated operations.

         As of the date of termination of the activities of Ensec Inc., as mentioned above, liabilities and legal claims against this subsidiary total up to approximately $300,000.00, for which the Company has accruals of $ 260,000.00. Management is unsure that the Company will be able to pay those liabilities.

         The Company is actively seeking sources of capital to allow the Company to continue its operations in the U.S. and Brazil. The Company renegotiated and signed a new letter of intent on August 13, 1998, with the underwriter's Donald & Company Securities Inc., for a merger and other combinations among Ensec International and SenTech EAS Corp., and a new Public Offering expected to be underwritten by Donald & Co., during the first half of 1999. There is no assurance that this financing will be completed. Should the Company become unable to complete such merger, it would be required to reduce or eliminate its U.S. operations and would result in additional financial difficulties in Brazil.

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

         In the United States, the Company intends to complete the merger with SenTech EAS Corp. that will bring not only a penetration in the Electronic Asset Surveillance /EAS market in the U.S., as well as internationally, but will also get Donald & Co. underwritting support for the new Company's stock and a new financial structure will be implemented for the future of our operations in the U.S.A.

         On May 12, 1998, the Company was delisted by NASDAQ, since we failed to meet the minimum requirements to be on the NASDAQ Small Cap Market and presently, we are listed on the OTC Bulletin Board. This delisting by NASDAQ may adversely affect the Company's ability to raise additional financing.

         The Company has no commitments for capital expenditures as of September 30, 1998.

Year 2000 Compliance

         Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and accounts receivable modules), inventory and receivables systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on systems of external business enterprises such as distributors, suppliers, creditors, financial organizations, and governmental entities, for accurate exchange of data. Although the Company is in contact with its suppliers to assess their compliance, there can be no assurance that there will not be a material adverse affect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, as the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on its business, financial condition and results of operations in any given year; however, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Results of Operations

Third Quarter 1998 Compared with Third Quarter 1997

         Sales. Total sales for the three months ended September 30, 1998, increased $0,095 million, or 8.9%, to $1,166 million from $1,071 million in the prior year period. This low increase was largely attributable to the lack of sales in the USA in the third quarter of 1998. The Company anticipates that its overall 1998 sales in Brazil will be comparable to those in 1997. The Company's sales in Brazil during the third quarter of 1998, increased by 22.7% over the prior year period. This increase resulted from an increase in bookings in the third quarter of 1998, as compared to 1997. This increase reflects the Company's redirection toward sales of its integrated security systems and related products in Brazil.

         Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 1998 decreased $0,018 million, or 2.5%, to $0.700 million from $0.718 million in the prior year's earlier period. The decrease in the cost of goods sold resulted primarily from a increase in sales. The resulting gross profit and gross profit percentage for the three months ended September 30, 1998, were $0,466 million and 40%, respectively, compared to $0,353 million and 33%, respectively for the prior year period.

         Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months September 30, 1998, decreased $0,282 million or 28.9%, to $0,693 million from $ 0,975 million in the prior year period. Last March 31, 1998, the Company closed it's Boca Raton headquarters and terminated all operating services, sales and administrative personnel of the U.S. operations

         Research and Development Expenses. Research and development expenses for the quarter ended September 30, 1998, decreased $0,189 million for the prior year's later period. No research and development expenses were incurred during the third quarter of 1998. As a result of closing operations in the U.S., the maintenance and development of En2000 will be done by outside engineering companies such as, Cogent in Canada and in Brazil by TSE.

         Public Company Expenses. Due to the organizational changes if Ensec International, Inc., and the discontinuation of Ensec Inc.'s operations in the U.S., public company expenses will be reduced and shall be included in Selling, General and Administrative Expenses.

         Other Income and Expenses. Interest expense for the third quarter of 1998, increased $0,030 million, or 13.4%, from $ 0,221 million in the prior year's earlier period to $0,252 million. This increase resulted from a lack of working capital for the operations in Brazil and the cash to support Ensec Inc's expenses in the US.

         Commission Income. Income amounted to $0.620 million for the three months ended September 30, 1998, compared to $0,068 million which occurred in the third quarter of 1997, or 905% higher commission income. In connection with the sale of currency sorting and equipment division in December of 1995, the Company is entitled to receive commissions on all sales related to such division through December of 1999. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1998 fiscal year.


First Nine Months of 1998 Compared With The First Nine Months of 1997

         Sales. Total sales for the nine months ended September 30, 1998, increased $0,016 million, or 0.3%, to $ 4,809 million from $ 4,793 million in the prior year period. This increase was largely attributable to the sales of our operations in Brazil during the third quarter of 1998. The Company anticipates that it's overall sales in Brazil will be comparable to those in 1997. The Company's sales in Brazil during the first nine months of 1998, increased by 11%, from the prior year period.

         Cost of Goods Sold. Cost of goods sold in the first nine months ended September 30, 1998, decreased $0,122 million, or 4.1%, to $ 2,874 million from $ 2,996 million in the prior year's earlier period. The gross profit and gross profit percentages for the first nine months ended September 30, 1998, were $1,936 million or 40.3%, respectively compared to $1,797 million or 37.5%, respectively for the prior year period. The increase in gross profit percentages is the result of an improved gross margin on sales in Brazil.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998, decreased $0,712 million, or 23.5%, to $2,324 million, as compared to $ 3,036 million in the prior year period. On March 31, 1998, the Company closed it's Boca Raton facility and terminated all the operating services, sales and administrative personnel of it's U.S. operation. During the same period, the Brazilian operation kept the same personnel and the same average selling, general and administrative expenses.

         Research and Development Expenses. Research and development expenses for the first nine months ended September 30, 1998, decreased to $647,916 for the prior year's later period. As a result of the closing of operations in the U.S., the maintenance and development of En2000 will be done by outside engineering companies such as, Cogent in Canada and TSE in Brazil. No research and development expenses were incurred during the months ended September 30, 1998.

         Public Company Expenses. Due to the organizational changes of Ensec International, Inc., and the discontinuation of Ensec Inc.'s operations in the U.S., public company expenses will be reduced and shall be included in Selling, General and Administrative Expenses.

         Other Income and Expenses. Interest expense for the nine months ended September 30, 1998, decreased $0,124 million, or 15.5%, from $0,801 million, in the prior year's earlier period to $0,677 million. This decrease was basically due to an improved cash performance during the first and second quarters in Brazil.

         Commission Income. Amounted to $1,390 million for the three months ended September 30, 1998, compared to $0,390 million, which occurred in the third quarter of 1997, or 356.9% of higher commission income. In connection with the sale of currency sorting and equipment division in December of 1995, the Company is entitled to receive commissions on all sales related to such division through December of 1999. The Company anticipates that it will continue to receive commission revenue during the remainder of the 1998 fiscal year.

         Income Tax Benefit. The income tax benefit was zero for the nine months ended September 30, 1998, as in the prior year's later period.

Liquidity and Capital Resources

         Net cash used in operating activities for the nine months ended September 30, 1998, netted to $ (0,136) million, which resulted primarily from the Company's net profit from operations, a decrease in accruals and other liabilities, an increase in inventories, a decrease in prepaid and other current assets. Net cash used in investing activities for the nine months ended September 30, 1998, amounted to $(0,034) million, which resulted in primarily from the decrease in equipment under capital lease equipment. Net cash used in financing activities was $0,291 million used for repayment of long term debts.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks. In Brazil, the Company has a credit line of $0,300 million with Banco Bradesco, a Brazilian bank. Another credit line of $1,0 million, was made available by Banco Union, a Venezuelan bank. Both loans are guaranteed with collateral of the companies accounts receivables or open sales contracts. The Company obtained it's long-term debt financing from Brazilian banks. These loans bear interest at a rate of 12% per annum, plus an inflation adjustment, which in 1997 was around 7.7%. In March 1998, the Company completed a restructuring of these long-term loans. The revised terms of the loan extend the commencement of the principal amortization to December 1998 and the amortization period from 50 to 41 months. As of June 30, 1998, the Company had $3,4 million outstanding under it's long-term notes.

         Working capital deficit at September 30, 1998, increased $0,369 million to $0,831 million from $0,462 million in the prior quarter. This decrease was attributable to accounts receivable and inventory reduction, and an increase in payables occurred in the period.

         The Company is actively seeking sources of capital to allow the company to continue to grow it's operation in Brazil. The only credit lines made available thus far are those where receivables or sales contracts are put up as collateral, thus reducing the companies ability to invest over and above its normal sales growth.

         The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audit financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund it's operations until the time the Company is able to generate sufficient revenues to be self sustaining. There can be no assurance the Company will be successful in achieving these goals.

         As of October 15, 1998, the Company has 14 outstanding labor claims, all originating in Brazil, in the aggregate amount of $1,338,000. The Company has accrued $200,000 to cover future losses from such claims and although there can be no assurance as to the outcome of such claims, the Company believes the ultimate resolution of these claims will not materially adversely effect the Company.

         The Company has no commitments for capital expenditures as of September 30, 1998.

Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the company to sell it's Brazilian real estate facility, maintain the size of Brazilian workforce in conjunction with sales comparable to 1997; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of integrated security systems (including software); the economic, social and political conditions in Brazil; the demand for the Company's products; the size and timing of future orders and new contracts; specific feature requests by customers; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to procure and introduce new products on a cost-effective and timely basis; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the ability to complete the proposed merger between Ensec International and SenTech EAS Corp.; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycle of customers; changes in the proportion of revenues attributable to license fees and maintenance and support services; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

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

                            ENSEC INTERNATIONAL, INC.
                            -------------------------
                                  (Registrant)

DATE:   October 28, 1998                                      By:    /s/ Charles N. Finkel
                                                                 --------------------------------------------
                                                                     Charles N. Finkel
                                                                     President and Chief Executive Officer
                                                                     (Principal Executive Officer)


DATE:   October 28, 1998                                      By     /s/Flavio da Silva
                                                                ---------------------------------------------
                                                                     Flavio da Silva
                                                                     Vice President, Chief Operating Officer
                                                                     and Secretary

DATE:   October 28, 1998                                      By     /s/Theodore Pemberton
                                                                ---------------------------------------------
                                                                     Theodore Pemberton
                                                                     Chief Financial Officer
                                                                     Accounting Officer

DATE:   October 28, 1998                                      By     /s/Charles Finkel
                                                                ---------------------------------------------
                                                                     Charles Finkel
                                                                     Director, President and Chief
                                                                     Executive Officer
                                                                     (Prinicipal Executive Officer)

DATE:   October 28, 1998                                      By     /s/Flavio da Silva
                                                                ---------------------------------------------
                                                                     Flavio da Silva
                                                                     Director


DATE:   October 28, 1998                                      By     /s/Raymond List
                                                                ---------------------------------------------
                                                                     Raymond List
                                                                     Director
