Form 10KSB
period 1998-12-31
ENSEC INTERNATIONAL INC
filed 1999-04-15
CIK 1014477

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                   For the Fiscal year ended December 31, 1998

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

                               Florida 65-0654330
                                -----------------
      (State or other Jurisdiction of (I.R.S. Employer Identification No.)
                               Incorporation or Organization)

               352 Seventh Avenue, Suite 1040, New York, NY 10001
              ----------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (212) 967-6611
                                 --------------
               Registrant's telephone number, including area code

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1998 were $5,446,879.

         As of March 23, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the closing price of such stock as of such date was $1,383,737.50.

         As of March 23, 1999, there were 6,016,250 shares of Common Stock issued and outstanding.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS
                              -----------------------
General

         Ensec International, Inc. (the "Company"), a Florida corporation, was formed in April 1996 as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, SA. ("Ensec, S.A."), a Brazilian corporation. Ensec, S.A. was founded in 1983 by Charles N. Finkel, the Company's President and Chief Executive Officer. In 1991, Ensec, S.A. established its U.S. operations with the formation of Ensec Inc.

         The Company, through Ensec, S.A., designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities, ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all in Brazil, for large corporations (such as Bosch, Caterpillar, Eastman Kodak, General Motors, IBM, Microsoft and Texaco) and government agencies (such as the Brazilian Bureau of Mint & Engraving and the Central Bank of Brazil).

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

         The Company continued to experience tremendous difficulty overcoming the cost of market entry primarily as a result of insufficient capital required for the sales and marketing efforts that create customer knowledge, sales opportunities and product acceptability.

          In response to poor cash flow and a lack of significant backlog of sales, in 1998, the Company elected to close Ensec Inc.; terminate all of its U.S. employees; cease the manufacture, sale, installation and service of its EnWork family of products and elected to license products in the United States. As of March 16, 1998, the Company has entered into a licensing agreement with Lockheed Martin and a service agreement with Integrated Security Resources, Inc. As a result of those changes, revenues decreased significantly in the U.S. and consequently, Ensec S.A. represents the majority of the consolidated operations.

         The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

         In Brazil, in addition to selling the EnWorks family of products, the Company also sells a broad range of security products and services such as data security, time and attendance and CCTV. These products are being marketed to the existing customer base, the general market and the Brazilian market through Ensec S.A.'s established direct sales force and indirect sales channels. The Company anticipates that the sale, service and maintenance of the third party products has and will continue to account for a majority of the Company's total sales. The Company's sales growth from distribution revenue of the third party security products will generate additional revenues by obtaining the maintenance contracts related to such sales. The Company has experienced a high renewal rate of maintenance contracts. Sales of one particular type of product may in any given quarterly period account for a majority of sales and decrease in significance thereafter.

         In the United States, the Company is looking to license its product to strategic partners, who, with the direct sales force and established customer base, are financially capable of absorbing the risks of selling the ENWorks family of products. The Company also seeks to enter into procurement contracts with U.S. companies who wish to do business in the security industry in Brazil.

Agreement and Plan of Merger

          On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Sentech EAS Corporation (Sentech) which, upon completion of the merger, will result in the Company and Sentech becoming wholly-owned subsidiaries of a newly-formed holding company, Sensec International, Inc. (Sensec). Under the terms of the agreement, the Company's stockholders will receive aproximately 60% or 1,425,000 common shares of Sensec, and Sentech stockholders will receive approximately 40% or 950,000 common shares of Sensec. Completion of the merger is subject to the approvals of the boards of directors and stockholders of both the Company and Sentech.

Integrated Security Systems

         Integrated security systems perform functions such as access control, facilities management and alarm monitoring through combined subsystems and components such as card readers, closed circuit television ("CCTV"), paging devices, intercoms and identification badges. An integrated security system generally includes a central command and control feature that uses a single-user interface and shares data among subsystems to form a system that performs in a uniform and cohesive fashion. Systems integration allows various subsystems to communicate with each other so that one system, rather than many subsystems, controls a company's or a location's security. The Company believes that, by integrating disparate subsystems into a single system, functions are enhanced by establishing uniform responses to certain conditions. The Company believes that integrated systems involve fewer steps to process data, therefore requiring less response time to perform functions.

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

         While the initial purchase and installation of an integrated security system often will cost more than a simple, stand alone alarm monitoring, access control, CCTV or security guard system, the Company believes that integrated systems justify their cost because they can result in reduced capital expenditures and maintenance costs (due to the elimination of redundant components or circuitry that would result from multiple stand-alone systems) over time while improving performance. Staffing costs are also generally reduced by integrated systems because operators monitor multiple functions, the complexity of several systems has been simplified into one graphical user interface and, as a result of the simpler nature of the system, fewer personnel are required to operate the system. However, in Brazil, because the Company has knowledge of the business and because of the size and maturity of the Brazilian economy and social structure, there are a small number of larger organizations requiring real-time integrated security systems and a large number of smaller organizations requiring security products. Consequently, there is a limited market for the ENWorks family of products and a large market for security system related products.

Products and Services

         The Company has established four distinct yet related sources of revenue: Systems Integration, Product Procurement, Service and Licensing. As of December 31, 1998, Ensec S.A. has a current backlog of orders for systems sales, installations and service aggregating approximately $ 2.0 million. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. The Company currently expects to ship its entire current backlog within the next 12 months. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

         Systems integration and product procurement: In response to the requirements of the Brazilian market and as a complement to its existing products, Ensec S.A. has entered into several systems integration agreements, for different types of security-related products detailed as follows:

         o     En2000(TM) Integrated Security System

                  Integrated security system providing on-line (i.e., real-time) access control/ alarm monitoring and the integration and/or secondary monitoring (i.e., monitoring-only without operational capability) of multiple subsystems. This system and the EnWin system, described below, consist of a central processing unit running proprietary software that is connected to a number of devices through distributive intelligence architecture.

                  The En2000 family of products is designed to permit upgrades and improvements allowing lesser-featured systems such as the Scape system to be expanded to provide the features of the most sophisticated system offered, the En2000(TM) system. The En2000(TM) system was designed to be expandable from its current function (i.e., an integrated security system) to meet the new and changing applications needs of the customer. The foundation for this approach was established with the selection of the object-oriented design methodology, a real time operating system, the standard PC computing platform, and the graphical user interface. The Company offers a number of components to expand or enhance the En2000(TM) system including a networked access control/data collector, a networked alarm monitoring unit, multi-site communications capabilities and expanded databases.

         o     Physical Security - Access Control and Alarm Monitoring.

         o Analogic and Digital Closed Circuit Television and Video Remote Surveillance

         o Data Security - consists of software that can be used in a network environment or on a stand-alone PC. The Company has entered into strategic alliance with PC Security in order to offer integrated solutions in the Data Security area.

          o O&M Kronos, Time, Attendance and Human Resource Management - computerized payroll hardware and software for personnel tracking and management systems.

          o EnWin Integrated Security System - O&M integrated security system providing on-line access control / alarm monitoring with a more limited number of readers and limited integration or secondary monitoring of additional application subsystems, running on a Windows NT platform.

          o Scape Security System Offline access control system consisting of software and DC500 terminals.

          o    DC500 Terminal Stand alone access control/data collector.

         Service: An important part of any systems sale is the ability of the systems provider to train, service and maintain the system. The Company has developed a service organization to provide project management, systems design, training, technical documentation, site surveys and audits, installation and maintenance services.

         The Company has outstanding bids totalling approximately $ 8.0 million for its Integrated Security Systems installation and maintenance services in Brazil. However, there can be no assurance that the Company will receive contracts for these bids.

         Licensing: In the U.S., the Company has entered into licensing agreements with Lockheed Martin and Integrated Security Resources who are committed to providing support for and paying royalties on the sale of software and hardware.

         Since the Company's installed base of systems is concentrated primarily in Brazil, service revenues and related personnel resources are also primarily based in Brazil, where the Company provides nationwide installation, project management and maintenance services through trained technicians located throughout Brazil. These services are provided pursuant to contracts which typically have a duration of five years or more. The Company currently has 43 maintenance and service contracts covering 75 installations in Brazil. The Company has the right to provide, if contracted for by the customer, maintenance under its distribution agreements. To date, all products sold under distribution agreements are under warranty. The Company anticipates that a majority of the customers will enter into maintenance contracts at the warranty expiration. However, there is no assurance that the Company will be retained by the customer.

Intellectual Property

         The Company's ability to compete successfully depends, in part, on its ability to protect the proprietary technology contained in its products. The Company relies on a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in its EnWorks(R) products. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, customers and suppliers, and limits access to and distribution of its proprietary information. These measures afford limited protection and there can be no assurance that the steps taken by the Company to protect these proprietary rights will be adequate to prevent misappropriation of its technology or the independent development by others of similar technology. In addition, the laws of Brazil, where the Company maintains its patents and copyrights and has pending patent applications, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company intends to seek copyright protection under United States law with respect to some of its technology. While the Company believes that it would be impractical and not cost-effective for anyone to attempt to copy complex software such as that used in the EnWorks(R) products, unauthorized parties, nevertheless, might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The cost of enforcement by the Company of its information rights could be significant, regardless of the outcome of such enforcement proceedings.

Sales and Marketing

         The Company's sales strategy is focused on the following:

         o In the U.S., the Company seeks to license its product to strategic partners, who, with the direct sales force and established customer base are financially capable of absorbing the risks of selling the ENWorks family of products. The Company also seeks to enter into royalty contracts with U.S. companies who wish to do business in the security industry in Brazil.

         o In Brazil, the Company is primarily a systems integrator, service / maintenance company and utilizes third party products to arrive at a security solution for its customers. The benefits of each product groupings are as follows:

o En2000 Security Product: This advanced generation of EnWorks products, which utilizes the capabilities of a QNX operating system, is the industry's only real-time application operation system. These products are easily integrated with any CCTV system, enhancing the productivity and efficiency of the system. The QNX system is resourceful enough to handle thousands of transactions on real-time basis, which is critical for an integrated security system in a large installation environment. The En500 is a combination package of low-end access control and time & attendance program which allows the clocking in / out during the access process in a security environment.

o EnWin by PCSC: Price sensitive access control application that is directed toward the competitive mid-range market. It has a memory capacity to handle 1000 employee identification cards and the last 500 transactions. This application can handle a multitude of reader technologies, which makes it flexible in a client environment.

o CCTV: Customized solutions to meet the customer's surveillance and security needs with system capabilities of up to 600 cameras. By using new products available in the international market, our expertise allows us to deliver the best solutions to customers.

o Video Remote Surveillance: The new digital video systems developed by Roli S.A., allow Ensec to replace the outmoded CCTV surveillance systems by utilizing the existing cameras but managing alarms and images more easily and using existing networks, telephone lines and even the Internet.

o Stoplock: This product, developed by PCSL, is designed as a complementary security solution for individual PC's in a network environment for the Access Manager. It also acts as an independent security solution for stand-alone PC's. The unique benefit of Stoplock is that it can be initially setup to operate independently and then, in the future, it can be migrated seamlessly to LAN or WAN with the use of Access Manager.

o Timekeeper: A Time & Attendance system, developed by Kronos, Inc., offers the most comprehensive set of features available in a labor management system. It simplifies communications with data collection devices, supports employee scheduling, delivers hours and wages data to the supervisors and interfaces with a wide range of payroll and human resources available in the market.

o Market Point Simplicity: A simple and automatic parking control system, developed by Magnetic Automation Corp., allows, with a "fee computer", a ticket dispenser, barriers and a machine readable swipe reader, the total control of a parking area.

o Service & Maintenance: The Company has expanded and upgraded its service and maintenance group to handle all the security-related products that the Company installs. In addition, Ensec S.A. has expanded its services and maintenance program to the new road concession companies in Brazil by installing and providing maintenance for the next three years of toll collection systems in Parana State.

Competition

         In Brazil, the Company competes with Sensormatic, Casi-Rusco and Northern Computers Corporation, among others. In North America, significant competitors include Software House/Sensormatic, Casi-Rusco, Matrix, Cardkey, Diebold, Johnson Controls, Honeywell, Infographic, MDI and Pinkerton. Some of these competitors have greater name recognition, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than the Company. The Company may also face competition from potential new entrants into the Company's segment of the security systems industry, many of which have substantially greater resources than the Company. It is possible, for example, that existing or potential competitors of the Company could introduce less expensive and/or improved products. However, the Company believes that competition is based primarily on product performance and features and, to a lesser extent, on the basis of price. Other critical competitive factors include product reliability and flexibility of use with a user's other systems. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or successfully adapt to changes in the market for the Company's products. An increase in competition could have a material adverse effect on the Company's business and results of operations. In the U.S., the ability of the licensor's of the Company's product to compete will determine the success of Ensec, Inc. The current licensor's are believed to have established infrastructures necessary to compete in an industry which is believed to be highly competitive and fragmented.

Employees

         As of December 31, 1998, the Company employed 37 individuals, of which approximately 35 were employed in Brazil and 2 were employed in the U.S. All of the Company's employees in Brazil are covered by a collective bargaining agreement. The collective bargaining agreement expires on November 1, 1999 and is subject to annual renewal. In the event that representatives of management and employees are unable to agree on the terms of a new collective bargaining agreement, a court may ultimately determine such terms by rendering a binding judicial decision which would serve as the renewal agreement.

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

         The Company believes that its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. The Company has not experienced a work stoppage and believes that its employee relations are good.

Forward-Looking Statements

         The Description of Business contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For a discussion of important factors that could cause the actual results to differ materially from those contained in such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements."


Item 2.      DESCRIPTION OF PROPERTY

         The Company was headquartered in New York, New York up until January 31, 1999, at which time the Company elected to closed its New York office, reducing the number of employees in the U.S. to one. Currently, the Company is operating through the offices of an accountant in New York, New York.

The Company's Brazilian operations are headquartered in a Company-owned building located in Cotia, a city in the greater Sao Paulo area. The building was constructed in 1990 and is comprised of approximately 40,000 square feet of office and warehouse space. In addition to the Cotia-based headquarters, the Company maintains a number of service facilities located throughout Brazil. These offices, many of which are provided by customers of the Company, are used principally by the Company's service technicians.

         As of February 28, 1999, the Brazilian property is encumbered by a $
1.8 million term mortgage held by a Brazilian bank. This mortgage currently bears interest at a rate of approximately 12% per annum, plus an inflation adjustment which was approximately 6% in 1998. Interest on the mortgage is payable monthly. Principal shall be amortized and is payable over a period of 38 months commencing on March 15, 1999. The current monthly payment is approximately $ 66,420.00. The Company's management believes that it currently maintains adequate insurance coverage on this property.

         The Company is actively seeking to sell its Brazilian facility. However, the Company believes that the current competitive conditions in the Brazilian real estate market may limit the potential sale of its property in Brazil and that the Company may experience some difficulty in selling the property at a price which it deems to be fair. The Company has leased 50% of its Brazilian property to De La Rue Sistemas Ltda. for a term of 60 months from August 8, 1997 of approximately $ 18,000 per month, annually adjusted for inflation index in Brazil.

         The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of its U.S. operations and for additional sales and support offices in the U.S.

Item 3.      LEGAL PROCEEDINGS

          In April 1997, the Company was notified of its infringement of U.S. patent No. RE 35,336. The Company reviewed the claim and proposed a settlement which was rejected by the Claimant. The Claimant reassert its claim and asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed its $75,0000 initial payment with a royalty equal to on all future qualifying sales through February 1998. The Company has not responded to this proposal which expired on December 31, 1997. No response has been received from the Claimant, nor has any further contact been made with The Company during 1998.

          The Company is party to various legal actions involving alleged employment law claims. In the opinion of the Company's management, based upon their experience with these types of claims, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

Item 5.      MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

Description of Market for Securities

         Until May 12, 1998 the Company's Common Stock and redeemable common stock purchase warrants have been publicly traded on the Nasdaq SmallCap Market (the "Nasdaq-SCM") under the trading symbols "ENSC" and "ENSCW", respectively. The Company's securities were delisted for trading on Nasdaq-SCM in April 1998 and began trading on the Electronic Bulletin Board. The following table sets forth the high and low per share and per warrant closing prices for the Company's securities for each quarter in which such securities were traded since September 25, 1996, as reported by The Nasdaq Stock Market, Inc.

                                                                   Closing Price
                                                          High                          Low
                                                          ----                          ---
     1998                                                   $                            $
     Common Stock:
                     First Quarter                                    1.10                           0.20
                     Second Quarter                                   0.50                           0.08
                     Third Quarter                                    0.12                           0.02
                     Fourth Quarter                                   0.20                           0.02

     Redeemable Warrants
                    First Quarter
                    Second Quarter                                    0.03                           0.03
                    Third Quarter                                      (*)                            (*)
                    Fourth Quarter                                     (*)                            (*)
                                               (*) During the 3rd and 4th  Quarters, no trade took place
     1997
     Common Stock:
                    First Quarter                                     6.24                           4.56
                    Second Quarter                                    5.16                           1.60
                    Third Quarter                                     2.24                            .26
                    Fourth Quarter                                    1.40                            .18

     Redeemable Warrants:
                    First Quarter                                     2.00                            .60
                    Second Quarter                                    1.04                            .24
                    Third Quarter                                      .32                            .08
                    Fourth Quarter                                     .16                            .02

     1996
     Common Stock:
                    Third Quarter                                     7.00                           6.00
                    Fourth Quarter                                   7.125                           6.00

     Redeemable Warrants:
                    Third Quarter                                    1.375                          0.875
                    Fourth Quarter                                   2.375                         1.1875


          These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

         As of December 31 1998, the Company's Common Stock was held of record by approximately 84 persons.

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

Results of Operations

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

         Sales. Total sales for the year ended December 31, 1998 decreased $ 0.8 million, or 12.9% to $ 5.4 million from $ 6.2 in the comparable 1997 period. This decrease primarily occurred in the Company's North American operations where its fiscal 1998 sales were $ 0.7 million as compared to $ 2.0 million in the year earlier period. The Brazilian operations increased sales to $ 4.8 million or 12.6% from $ 4.3 million in the comparable 1997 year. The decrease in the North American operations occurred because of the decision to close down operations in the United States because of the Company's poor financial condition and inability to resolve its long-term cash flow requirements had resulted in loss of customer confidence and a corresponding reduction in sales.

Cost of Goods Sold. Cost of goods sold decreased $ .6 million or 15.6% to $ 3.4 million for the year ended December 31, 1998 from $ 4.0 million in the year earlier period. The decrease in cost of goods sold was the result of a combination of the decrease in sales and a stronger control on cost, resulting in a larger margin.

The gross profit and gross profit percentages for the years ended December 31,1998 and 1997 were $ 2.1 million and 38.4% and $ 2.2 million and 35.8%, respectively. The increase in gross profit is attributable to a closer control of costs in Brazil. The gross profit percentage for 1999 is expected to maintain itself at the present level.

         Selling, General and Administrative expenses. Selling, general and administrative expenses in 1998 decreased $ 1.2 million or 26.1% to $ 3.3 million from $ 4.2 million in 1997. During 1998, the Company reduced the number of its US personnel and eliminated or curtailed some North American operations which results in a $ 1.8 million reduction in expenses as compared to the 1997 period.

         Research and Development Expenses. Research and development expenses for the year ended 1998 were non existent. As a result of the Company's decision to eliminate research and development efforts in house and contract with outside sources in both the U.S. and Brazil to support its installations.

         Other income and expenses. Interest expense decreased $ 0.2 million or 16.5% to $ 0.9 million for the year ended December 31,1999 from $ 1.1 million for the year earlier period. This decrease is the result of the need to borrow less due to the decision to close down Ensec Inc.

         Commission income amounted to $ 1.4 million for 1998. In connection with the sale of the currency sorting and equipment division in December 1995, the Company is entitled to receive commissions for a period of five years from the date of such sale up to a maximum of $2,000,000. During 1997, the commissions received were $ 0.6 million. The Company will no longer earn commissions from this transaction.

         In 1992, certain social taxes were judged unconstitutional in Brazil. As a result of such ruling, Ensec S.A. sought and was awarded in September 1997 after exhausting the full appeal process, a refund of such social taxes. The award will be increased for the monetary correction as defined under Brazilian law. With respect to such award, the Company has recognized an additional $ .2 million as other income for the year ended December 31, 1998, this increase being the monetary correction for the period and as defined by the Brazilian Law. The company expects to realize this asset during 1999 or 2000.

The Company recognized the need to insure that its operations will not be adversely impacted by Year 2000 software failures due to processing errors potentially arising from calculations using the year 2000. In 1998, the Company completed implementing upgrades to existing system applications as well as the addition of new system applications. All of the Company's applications are Year 2000 compliant.

Liquidity and Capital Resources

         Net cash provided by operating activities for the year ended December 31, 1998 amounted to $ 0.4 million which resulted primarily from decreases in certain receivables and increases in accounts payables, partially offset by a net loss and an increase in other assets. Net cash used in operating activities for the year ended December 31, 1997 resulted primarily from a net loss for the year then ended as well as an increase in certain receivables. No significant capital investments were made in the year ended December 31, 1998.

          The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks and limited short-term credited facilities established with Brazilian banks. The Company maintains its long-term debt financing through one Brazilian bank. This loan bears interest at a rate of 12% per annum, plus an inflation adjustment, which is expected to be 18%-20% for 1999. In February 1999, the Company completed payment on the balance of $ 0.5 million in long-term loans. This payment was accomplished with the sources obtained from the sale of the 10% holding the Company held in De La Rue Cash Systems Ltda.

         Working capital deficiency at December 31, 1998 increased $ 0.7 million to $ 1.9 million at December 31, 1998 from $ 1.2 million at December 31, 1997. This increase was substantially attributable to the Company's net loss.

          The Company is party to various legal actions involving alleged employment law claims. In the opinion of the Company's management, based upon their experience with these types of claims, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         The Company received an unqualified opinion, from its outside auditors, however there was an explanatory paragraph regarding the Company's ability to continue as an ongoing concern. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund its operations until the time the Company is able to generate sufficient revenues to be self-sustaining. There can be no assurance the Company will be successful in achieving these goals.

         The Company is actively seeking sources of capital to permit the Company to continue its operations in Brazil. It has been unable to secure a closing of any financing and there can be no assurance that financing will be completed. Should the Company become unable to obtain additional financing, it would result in additional financial difficulties in Brazil. The Company does not presently meet listing requirements for the Nasdaq SmallCap Market and was delisted in 1998 to the Nasdaq - Electronic Bulletin Board and with the Company's securities delisted, the Company's ability to raise additional financing has been adversely affected.

           On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Sentech EAS Corporation (Sentech) which, upon completion, will result in the Company and Sentech becoming wholly-owned subsidiaries of a newly-formed holding company, Sensec International, Inc. (Sensec). Under the terms of the agreement, the Company's stockholders will receive approximately 60% or 1,425,000 shares of the outstanding common shares of Sensec, and Sentech stockholders will receive approximately 40% or 950,000 shares of the outstanding common shares of Sensec. Completion of the merger is subject to the approvals of the Boards of Directors and stockholders of both the Company and Sentech.

Subsequent to this merger, Sensec will attempt to raise capital through a public offering which could hold potential for a capital infusion for the Company. However, the Company can give no assurances regarding the occurrence or outcome of these events.

         The Company has no commitments for capital expenditures as of December 31, 1998.

         In April 1997 the Company was notified of its infringement of U.S. patent No. RE 35,336. The Company reviewed the claim and proposed a settlement which was rejected by the Claimant. The Claimant reassert its claim and asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed its of $75,0000 initial payment with a royalty equal to on all future qualifying sales through February 1998. The Company has not responded to this proposal which expired on December 31, 1997. No response has been received from the Claimant, nor has any further contact been made with The Company during 1998.

Foreign Currency Exchange Rates and Translation Gains and Losses

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

          The consolidated financial statements of Ensec S.A. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No 52 provides that all balance sheet accounts are translated at year-end exchange rates, except for equity accounts which are translated at historical rates, if the local currency is the functional currency. Income and expense accounts and cash flows are translated at the average currency exchange rates in effect during the year.

          Prior to January 1, 1998, Ensec S.A. regarded the U.S. dollar as its functional currency as per the prescribed accounting method for companies subject to hyper-inflationary economies. As a result, a combination of current and historical currency exchange rates were used in translating assets and liabilities. The resulting translation adjustments were included in operations.

          Beginning on January 1, 1998, Ensec S.A. was no longer considered to be operating in a hyper-inflationary economy and thus the Company began to translate the financial statements of Ensec S.A. using the local currency as the functional currency. The resulting translation adjustments are included in accumulated other comprehensive income.

         Although in 1994, the inflation rate in Brazil was approximately 900%, in 1995, 1996, 1997 and 1998 inflation rates decreased to 22%, 10%, 8% and 6% respectively. For 1999, the Company believes there will be an increase in inflation in Brazil, possibly in the 18% to 20% range.

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

Item 7. FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements which are required to be included in this Item 7 are set forth in a separate section of this Report and commence on Page immediately following Page __ of this Report.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 27, 1999, the Company appointed Rothstein, Kass & Company, P.C. as independent public accountants for the year ended December 31, 1998 to replace Grant Thornton, LLP. There had been no disagreements with Grant Thornton, LLP on any matter of accounting principles as practices, financial statement disclosure or auditing scope or procedure or any other reportable events.


                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company, and certain officers of its subsidiaries, their ages, and positions with the Company, Ensec Inc. and Ensec, S.A. are forth below:

        Name                             Age                               Position
        ----                             ---                               --------
Charles N. Finkel                   49         Chairman of the Board (Class III Director) and Chief
                                               Executive Officer of the Company.

Flavio R. da Silva                  50         Vice President-Brazil and Class II Director of the
                                               Company; President, Chief Operating Officer and
                                               Director of Ensec, S.A.

Raymond E. List                     54         Class II Director of the Company.

Theodore Pemberton                  48         Chief Financial Officer of the Company and Director of Administration
                                               and Finance of Ensec S.A.

         Charles N. Finkel founded Ensec, S.A. in 1983 and has been Chairman of the Board, Chief Executive Officer, and a Class III director of the Company since its inception in April 1996. Mr. Finkel has 18 years of experience in the security industry commencing with Engesa, S.A., an armaments company based in Sao Paulo, Brazil, where Mr. Finkel was director of export sales. In 1983, Mr. Finkel left Engesa to found Ensec, S.A. Mr. Finkel received a degree in civil engineering from Armando Alvares Peteado, Brazil, and a Masters degree in Marketing from Getulio Vargas, Brazil.

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

           Theodore O. Pemberton joined the company, as Chief Financial Officer of Ensec International and also holding the position of Finance Administration Director of Ensec S.A. Prior to joining the Company, Mr. Pemberton was a Business Consultant from February 1997 through July 1998, with JAS Airfreight, an international freight forwarder, where he was responsible for the reorganization of the administration and financial departments in Brazil and Mercosul countries. He was also a Business Development Advisor for Seaco Development International S/A, of Luxembourg - Latin American Division, a group of international investors interested in real estate, hotels, and theme parks. From September 1993 through February 1997, Mr. Pemberton was the CFO for Willett Ltda, a multi-national manufacturer of industrial printers and labelers. Mr. Pemberton is a graduate of FEAO, Sao Paulo, Brazil majoring in Economics and is a registered economist in the Brazilian Association of Professional Economists.

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

Item 10.          EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table sets forth, as of December 31, 1998, all compensation paid during the Company's last three fiscal years to the Company's Chief Executive Officer and to executive officers whose total annual compensation exceeded $100,000 during the last three fiscal years.

Summary Compensation Table

                                                             Long Term
                                                        Compensation Awards

                                   Annual Compensation(2)                  Number of Securities
 Name and Principal                    Salary        Bonus        Other Annual      Underlying        All Other
      Position         Year             US$           US$         Compensation       Options        Compensation
      --------         ----             ---           ---         ------------       -------        ------------
                                                                          US$            (3)              US$
Charles N. Finkel       1998            240,000(6)         0                  0             0                0
Chief Executive         1997            240,000       20,000(7)          10,000             0                0
Office of the Company.  1996            216,112            0             10,240        25,000           35,642 (4)


Flavio R. da Silva,     1998            125,381            0                  0             0                0
Vice President-Brazil   1997            136,017       31,750 (5)         12,300             0                0
of the Company and      1996            124,331            0             17,542        50,000                0
President and Chief
Operating Officer
of Ensec, S.A

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

(5) Represents a bonus earned by Mr. da Silva which was accrued by the Company in 1997 and paid in 1998.

(6) Represents total salaries earned by Mr. Finkel in 1998, of which only $ 120,000 were paid, the balance of which is owed to Mr. Finkel.

(7) Represents a bonus earned and not paid to Mr. Finkel which was accrued by the Company in 1997.

                        Option Grants In Last Fiscal Year

           None

     Aggregated Option Exercises in Last Fiscal Year and F-End Option Values

                                   Number of Securities                            Value of Unexercised
                                  Underlying Unexercised                                In the Money
                                     Options at F - End (1)                         Options at F-End (2)
         Name             Not Exercisable         Exercisable              Not Exercisable         Exercisable
         ----             ---------------         -----------              ---------------         -----------
Charles   N.    Finkel                     0                     0                   n/a                   n/a
(3)..................
Flavio R. da Silva                    23,333                76,667                     0                     0

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

(3) On July 24, 1997, Charles Finkel elected to cancel his 25,000 options.

Compensation of Directors

         In fiscal year 1998, the Company did not pay a director's fee or other similar compensation to any director of the Company for their service as such. The Company does not intend to compensate non-employee directors for serving as directors of the Company, except to reimburse them for their reasonable expenses incurred in connection with such service and to issue grants of Director Awards (as defined below) under the Plan. See "-- 1996 Stock Option Plan." Directors who are also employees of the Company do not receive additional compensation for serving as a director.

Employment Agreements

         The Company or its subsidiaries are parties to substantially similar employment agreements with Messrs. Finkel, and da Silva, pursuant to which each of these individuals serve as an executive officer of the Company and Ensec S.A. Each of the employment agreements is for an initial three year term, which commenced in May 1996 and will automatically renew for successive three-year terms unless either party provides written notice to the other party least 90 days prior to renewal.

         Pursuant to the employment agreements, Messrs. Finkel, and da Silva, received an annual base salary for fiscal year 1998 of $240,000 ($ 120,000 was paid, the remainder was accrued by the Company) and $125,381, respectively, which may be increased from time to time by the Board of Directors.

         The agreements provide that upon the termination of employment by the Company, other than for cause (as defined in the agreements), the Company shall pay an amount equal to the aggregate present value of the product of (x) the average aggregate annual compensation subject to U.S. income tax and paid to Mr. Finkel by the Company during the five calendar years preceding the taxable year in which the date of termination occurs, multiplied by (y) 2.99. The Company shall pay an amount equal to the total amount of Base Salary and Bonus received by Mr. da Silva pursuant to this Agreement for the twelve (12) month period ending on the Date of Termination. The agreements provide for non-competition, non-solicitation and non-disclosure covenants.

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

         There are 450,000 shares of Common Stock authorized for possible issuance under the Plan. As of December 31, 1998, options to purchase 251,667 of such reserved shares have been granted to executive officers and non-employee directors of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Common Stock

         The following table sets forth information with respect to the shares of Common Stock beneficially owned as of April 7, 1999 by (i) those persons who were beneficial owners of more than 5% of the Company's outstanding shares of Common Stock (as obtained from reports regarding such ownership filed by such persons with the Securities and Exchange Commission), (ii) each of the Company's directors and certain of its executive officers, and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner  (1)      Amount and Nature of Beneficial Owner            Percent of Class
------------------------------------  ---      -------------------------------------            ----------------
Charles N. Finkel (2)                                           3,425,000                               56.93%
Flavio R. da Silva (3)                                             63,334                                 1.0%
Raymond E. List (4)                                                15,000                                 0.3%
All directors and executive                                     3,503,334 (2-5)                         58.23%
    officers as a group (3 persons)

*        Less than one (1%) percent

(1) Unless otherwise indicated, the address of each shareholder is 352 Seventh Avenue, Suite 1040, New York, New York 10001. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 7, 1998 upon the exercise of options and warrants or the conversion of convertible securities and the table above reflects shares of Common Stock which may be acquired upon the exercise of options granted under the Plan that have already vested or will vest within 60 days of April 7, 1998.

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


Item 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            All related party transactions were on terms no less favorable than those with unaffiliated third parties. All future transactions will be on terms no less favorable than the Company could obtain based upon negotiations with unaffiliated third parties in arms length transactions.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

3.1       Articles of Incorporation of the Company, as amended (1)
3.2       Bylaws of the Company (1)
4.1       Form of Common Stock Certificate (1)
4.2       Form of Redeemable Warrant Certificate (1)
10.1      1996 Stock Option Plan, as amended (1)
10.2      Strategic Alliance Agreement between Lockheed Martin IMS and Ensec
          Inc. (1)
10.3 Card Access Systems Agreement between Ensec Inc. and Electronic Data Systems Corporation, as amended to the date hereof (1)
10.4 Software Value Added Reseller Agreement between Ensec Inc. and ICL Enterprises (1)
10.5      Agreement between Ensec Inc. and The Port Authority of New York and New Jersey (1)
10.6 Agreement for Purchase and Sale of the Bank Automation Division of Ensec, S.A. between De La Rue Investimentos Ltda. and Ensec S.A. (1)
10.7 Form of Employment Agreement representing Employment Agreements between the Company and each of Charles N. Finkel, and Flavio R.
          da Silva .  (1)
10.8      ADT Original Equipment Manufacturer Agreement between Ensec Inc.
          and ADT (2)
10.9 Merger Agreement signed between the Company and Sentech EAS on October 28, 1998. Filed as an exhibit to the Company's 8K, as filed with the Commission on October 28, 1998.
11.1      Statement Regarding Computation of Per Share Earnings
21.1      Subsidiaries of the Registrant (1)
27.1      Financial Data Schedule (4)

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

(4) Filed as an exhibit to the Company's 8K, as filed with the Commission on October 28, 1998.

(5) Filed as an exhibit hereto.

Reports on Form 8-K

         The Company has filed the reports on Form 8-K since the last filing of the last 10-QSB, filed on 10/28/1998.

(5) Filed 11/08/98, Merger agreement signed with Sentech EAS dated 10/28/1998

(6) Filed 02/03/99, Change of Certifying Accountants

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                          ENSEC INTERNATIONAL. INC.
                                          (Registrant)

Date: April 9, 1999                       By: /s/ Charles N. Finkel
                                          --------------------------------
                                          Charles N. Finkel
                                          Chairman and Chief
                                          Executive Officer


Date: April 9, 1999                       By: /s/ Theodore O . Pemberton
                                          --------------------------------
                                          Theodore O Pemberton
                                          Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 1999                       By: /s/ Charles N. Finkel
                                          --------------------------------
                                          Charles N. Finkel
                                          Director, Chairman and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


Date: April 9, 1999                       By: /s/ Raymond E. List
                                          --------------------------------
                                          Raymond E. List
                                          Director

Date: April 9, 1999                       By: /s/ Flavio R. da Silva
                                          --------------------------------
                                          Flavio R. da Silva
                                          Director

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----

Financial Statements:

     Independent Auditors' Report                                        F-2

     Predecessor Independent Auditors' Report                            F-3

     Consolidated Balance Sheet                                          F-4

     Consolidated Statements of Operations and Comprehensive Loss        F-5

     Consolidated Statements of Stockholders' Equity                     F-6

     Consolidated Statements of Cash Flows                               F-7

     Notes to Consolidated Financial Statements                       F-8-17

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Ensec International, Inc.


We have audited the accompanying consolidated balance sheet of Ensec International, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Ensec International, Inc. and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated April 8, 1998, expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ensec International, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficit and a stockholders' deficit at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/  Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 11, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors of
Ensec International, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows of Ensec International, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations and comprehensive loss, stockholders' deficit and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations and comprehensive loss, stockholders' deficit and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations and their cash flows. We believe that our audit of the statements of operations and comprehensive loss, stockholders' deficit and cash flows provide a reasonable basis for our opinion.

In our opinion, the statements of operations and comprehensive loss, stockholders' deficit and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ensec International, Inc. for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows have been prepared assuming the Company will continue as a going concern. As shown in the financial statements referred to above, the Company incurred a consolidated net loss of $5,869,866 during the year ended December 31, 1997, and as of that date, the Company's consolidated current liabilities exceeded its consolidated current assets by $1,163,556. These factors, among others, as discussed in Note 12 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows do no include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  Grant Thornton, LLP


Fort Lauderdale, Florida
April 8, 1998

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998


                                     ASSETS

Current assets:
     Cash                                                        $     58,055
     Accounts receivable, less allowance for doubtful
      accounts of $90,924                                           1,107,618
     Inventories                                                      594,006
     Other current assets                                             154,022
                                                                 ------------
          Total current assets                                      1,913,701

Property and equipment, net                                         1,668,711

Social taxes receivable                                               921,681

Other assets                                                          100,737
                                                                 ------------


                                                                 $  4,604,830
                                                                 ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Short-term loan                                             $    166,185
     Long-term debt, current portion                                1,092,243
     Accounts payable                                               1,358,440
     Accrued expenses and other liabilities                         1,132,449
                                                                 ------------
          Total current liabilities                                 3,749,317
                                                                 ------------

Long-term debt, less current portion                                1,913,536
                                                                 ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value,
     authorized 3,000,000 shares,
     none issued
     Common stock, $.01 par value,
     authorized 20,000,000 shares,
     issued and outstanding  6,016,250 shares                          60,163
     Additional paid-in capital                                    13,896,108
     Accumulated other comprehensive loss                            (132,036)
     Accumulated deficit                                          (14,882,258)
                                                                 ------------
          Total stockholders' deficit                              (1,058,023)
                                                                 ------------

                                                                 $  4,604,830
                                                                 ============

           See accompanying notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE LOSS Years Ended
                           December 31, 1998 and 1997


                                                            1998                  1997
                                                    -----------------     -----------------
Revenues                                            $       5,446,879     $       6,197,891

Cost of revenues                                            3,357,968             3,978,053
                                                    -----------------     -----------------

Gross profit                                                2,088,911             2,219,838
                                                    -----------------     -----------------
Selling, general and administrative expenses                3,255,997             4,448,639
Research and development                                                            791,237
Write-down of long-lived assets                                                   3,575,789
Translation gain                                                                   (259,317)
                                                    -----------------     -----------------
Operating loss                                             (1,167,086)           (6,336,510)
                                                    -----------------     -----------------
Other expenses (income)
     Interest income                                          (25,547)              (52,927)
     Interest expense                                         905,238             1,083,769
     Commission income                                     (1,357,685)             (642,315)
     Rental and other income                                 (249,323)             (128,596)
     Tax recovery                                            (191,390)             (726,575)
                                                    -----------------     -----------------
                                                             (918,707)             (466,644)
                                                    -----------------     -----------------
Net loss                                            $        (248,379)    $      (5,869,866)
                                                    =================     =================
Loss per common share
     Basic and diluted                              $           (0.04)    $           (1.04)
                                                    =================     =================

Weighted average number of common shares
     outstanding
     Basic and diluted                                      6,007,373             5,656,250
                                                    =================     =================

COMPREHENSIVE LOSS

Net loss                                            $        (248,379)    $      (5,869,866)

Other comprehensive loss,
     foreign currency translation adjustment                 (132,036)
                                                    -----------------     -----------------
Comprehensive loss                                  $        (380,415)    $      (5,869,866)
                                                    =================     =================



          See accompanying notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 1998 and 1997

                                                        Preferred Stock                Common Stock
                                                  ---------------------------  ----------------------------
                                                     Shares        Amount         Shares          Amount
                                                  -------------  ------------  --------------  ------------
Balances, January 1, 1997                                        $         -    5,656,250      $   56,563

Offering costs

Net loss
                                                  -------------  ------------  --------------  ------------
Balances, December 31, 1997                                                     5,656,250          56,563

Issuance of common stock                                                          360,000           3,600

Foreign currency translation adjustment

Net loss
                                                  -------------  ------------  --------------  ------------
Balances, December 31, 1998                                      $         -    6,016,250      $   60,163
                                                  =============  ============  ==============  ============

(RESTUBBED TABLE)
                                                                    Accumulated
                                                   Additional         Other                                Total
                                                    Paid-in       Comprehensive       Accumulated      Stockholders'
                                                    Captial            Loss             Deficit           Deficit
                                                ----------------- ---------------   ----------------  ----------------
Balances, January 1, 1997                       $     13,721,482  $            -    $    (8,764,013)  $     5,014,032

Offering costs                                            (1,774)                                              (1,774)

Net loss                                                                                 (5,869,866)       (5,869,866)
                                                ----------------- ---------------   ----------------  ----------------
Balances, December 31, 1997                           13,719,708                        (14,633,879)         (857,608)

Issuance of common stock                                 176,400                                              180,000

Foreign currency translation adjustment                                 (132,036)                            (132,036)

Net loss                                                                                   (248,379)         (248,379)
                                                ----------------- ---------------   ----------------  ----------------

Balances, December 31, 1998                     $     13,896,108  $     (132,036)   $   (14,882,258)   $   (1,058,023)
                                                ================= ===============   ================  ================

          See accompanying notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                                            1998                  1997
                                                                    ------------------    ------------------
Cash flows from operating activities
Net loss                                                            $        (248,379)    $      (5,869,866)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
Depreciation and amortization                                                 216,681               535,932
Write-down of long-lived assets                                                                   3,575,789
Stock issued for services                                                     180,000
      Increase (decrease) in cash attributable to changes
        in assets and liabilities:
      Accounts receivable                                                    (123,989)              340,782
      Social taxes receivable                                                 369,567              (399,040)
      Inventories                                                            (121,758)              238,880
      Other current assets                                                    (42,838)              197,605
      Other assets                                                           (380,373)             (395,762)
      Accounts payable                                                        690,863                87,678
      Accrued expenses and other liabilities                                 (116,844)              (56,784)
                                                                    ------------------    ------------------

Net cash provided by (used in) operating activities:                          422,930            (1,744,786)
                                                                    ------------------    ------------------

Net cash used in investing activities,
 acquisition of property and equipment                                         (9,845)             (280,946)
                                                                    ------------------    ------------------

Cash flows from financing activities:
Net borrowings under short-term loans                                         166,185
Net repayments under loan agreements                                         (512,108)              (17,794)
Offering costs                                                                                       (1,774)
                                                                    ------------------    ------------------

Net cash used in financing activities                                        (345,923)              (19,568)
                                                                    ------------------    ------------------

Effect of exchange rate changes on cash                                      (220,910)
                                                                    ------------------    ------------------

Net decrease in cash                                                         (153,748)           (2,045,300)

Cash, beginning of year                                                       211,803             2,257,103
                                                                    ------------------    ------------------

Cash, end of year                                                   $          58,055     $         211,803
                                                                    ==================    ==================


Supplemental disclosure of cash flow
 information, cash paid during the year for:
 Interest                                                           $         905,238     $         769,065
                                                                    ==================    ==================

 Income taxes                                                       $               -     $          11,129
                                                                    ==================    ==================

          See accompanying notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Nature of Operations and Summary of Significant Accounting
              Policies

              Nature of Operations

              Ensec International, Inc. ("Ensec International") and Subsidiaries (collectively, the "Company") designs, assembles, sells, licenses and maintains integrated security systems. Ensec International has two wholly-owned subsidiaries, Ensec Engenharia a Sistemas de Seguranca S.A. ("Ensec S.A."), a Brazilian corporation and Ensec Inc., a Florida corporation.

              In February 1998, the Company closed its Florida facility. Consequently, substantially all of the Company's 1998 operations were derived from Brazil (see Note 10.)

              Principles of Consolidation

              The consolidated financial statements include the accounts of Ensec International and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              Inventories

              Inventories, which are primarily comprised of parts and supplies, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

              Property and Equipment

              Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives .

                                                              Estimated
                       Asset                                 Useful Lives

               Building and improvements                        40 Years
               Machinery and equipment                        5-10 Years
               Furniture and fixtures                         5-10 Years


              Impairment of Long-Lived Assets

              The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is the amount by which the carrying value of the assets exceeds its fair value.

              Capitalized Software Costs

              The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility had been capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and amortized over the estimated economic useful life of the software product. However, in light of the Company's uncertainty of continuing as a going concern and in accordance with its policy on impairment of long-lived assets, all capitalized software costs, aggregating $3,308,905, were written-off during 1997. Costs incurred, prior to establishment of technological feasibility, are charged to research and development expense.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

              Foreign Currency Translation

              The consolidated financial statements of Ensec S.A. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No 52 provides that all balance sheet accounts are translated at year-end exchange rates, except for equity accounts which are translated at historical rates, if the local currency is the functional currency. Income and expense accounts and cash flows are translated at the average currency exchange rates in effect during the year.

              Prior to January 1, 1998, Ensec S.A. regarded the U.S. dollar as its functional currency as per the prescribed accounting method for companies subject to hyper-inflationary economies. As a result, a combination of current and historical currency exchange rates were used in translating assets and liabilities. The resulting translation adjustments were included in operations.

              Beginning on January 1, 1998, Ensec S.A. was no longer considered to be operating in a hyper-inflationary economy and thus the Company began to translate the financial statements of Ensec S.A. using the local currency as the functional currency. The resulting translation adjustments are included in accumulated other comprehensive income.

              Revenue Recognition

              Revenue is recognized upon delivery and acceptance for normal product sales, which are those systems which do not require significant software customization and are completed within relatively short time-frames. Revenue from those systems that require significant customization is recognized as contract revenues under the percentage of completion method of accounting. Progress billings in amounts receivable under maintenance contracts is recognized over the terms of the related agreements.

              Research and Development Costs

              Research and development costs are expensed as incurred.

              Income Taxes

              The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

              Use of Estimates

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Fair Value of Financial Instruments

              The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheet.

              Loss Per Common Share

              The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

              Comprehensive Loss

              During the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive loss and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' deficit. SFAS No. 130 requires the Company's change in the foreign currency translation adjustment to be included in other comprehensive loss, a component of stockholders' deficit.

              Reclassifications

              Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -      Property and Equipment

              Property and equipment consists of the following at December 31, 1998:



                    Land                                     $   257,752
                    Building and improvements                  1,235,175
                    Machinery and equipment                    2,131,787
                    Furniture and fixtures                        96,016
                                                             -----------
                                                               3,720,730
                    Less accumulated depreciation
                     and amortization                          2,052,019
                                                             -----------
                                                             $ 1,668,711
                                                             ===========


              As a result of the Company closing its Florida facility, the Company recorded a 1997 impairment loss in the value of its furniture and fixtures, equipment and leasehold improvements of $266,884.

NOTE 3 -      Short-term Loan

              The Company has a 90 day bank facility in the amount of $166,185, due March 15, 1999 and bearing interest at 3% plus inflation per month. The facility was renewed on March 15, 1999.

NOTE 4 -      Long-term Debt

              Long-term debt consists of the following at December 31, 1998:

                  Mortgage note payable, monthly
                  principal and interest payments
                  through 2002, bearing interest
                  at 12% per annum plus inflation
                  adjustment (approximately 6% in
                  1998)                                            $ 2,733,622

                  Term note payable, monthly principal
                  and interest payments through
                  February 1999, bearing interest
                  at 6% per annum, guaranteed by the
                  Chief Executive Officer of the Company               236,476

                  Other                                                 35,681
                                                                   -----------
                                                                     3,005,779
                  Less current portion                               1,092,243
                                                                   -----------
                                                                   $ 1,913,536
                                                                   ===========

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      Long-term Debt (Continued)

              Future minimum annual payments of long-term debt are as follows:


                Year ending December 31,
                          1999                     $ 1,092,243
                          2000                         820,086
                          2001                         820,086
                          2002                         273,364
                                                   -----------
                                                   $ 3,005,779
                                                   ===========




NOTE 5 -      Accrued Expenses and Other Liabilities

              Accrued expenses and other liabilities consist of the following at December 31, 1998:


                Salaries and bonuses               $   140,000
                Labor claims                           194,162
                Advances from customers                239,576
                Deferred income                        309,548
                Other                                  249,163
                                                   -----------
                                                   $ 1,132,449
                                                   ===========

NOTE 6 -      Contingencies

              Litigation

              In April 1997, the Company was notified of its infringement of U.S. Patent No. RE 35,336. The Company has reviewed the claim, and has proposed a settlement. On September 18, 1997, the Claimant rejected the Company's offer, reaffirmed its infringement claim, asserted a new claim of infringement of U.S. Patent No. 4,126,375 and reaffirmed the proposal set forth below. The Claimant's latest proposal, which expired on December 31, 1997, provided the Company with a nonexclusive, worldwide license, with the maximum cost of the license being a $75,000 initial payment with a royalty payment equal to 5% on all future qualifying sales through February 1998. As of the date hereof, no further contact has taken place between the Company and the Claimant. However, if the Company is found to have infringed upon the Claimant's patents, the Company's financial condition could be materially adversely affected. In addition, the cost of defending or settling this claim could be significant and have a material adverse affect on the Company.

              The Company is party to various legal actions involving alleged employment law claims. In the opinion of the Company's management, based upon their experience with these types of claims, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

              Employment Agreements

              The Company has an agreement with its President and Chief Executive Officer which provides for a severance payment 2.99 times the employee's average annual compensation paid by the Company as defined by the agreement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      Contingencies (Continued)

              The Company has an employment agreement with its President and Chief Operating Officer of Ensec S.A. providing the employee with severance benefits equal to the total amount of base salary and bonus received for the twelve month period ended on the date of termination. The agreement also calls for a bonus dependent on the financial performance of Ensec S.A., which is subject to the approval of the Board of Directors of the Company.

NOTE 7 -      Stockholders' Deficit

              During 1998, the company issued 360,000 shares of Common Stock for services in connection with certain consulting agreements and professional fees valued at $180,000, which were charged to operations during 1998.

NOTE 8 -      Warrants and Stock Option Plan

              Pursuant to its 1996 initial public offering, the Company completed the sale of redeemable warrants to purchase 2,185,000 shares of Common Stock at $.10 per warrant. Each redeemable warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per share, subject to adjustment in certain events, at any time on or after September 25, 1997 and expiring four years from that date. The redeemable warrants may be redeemed by the Company commencing on September 25, 1997 at a price $.10 per warrant subject to certain prior notification requirements and provided that the closing bid price of the Common Stock has been at least 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of the redemption. No warrants have been redeemed as of December 31, 1998.

              In connection with the January 1998 issuance of Common Stock for services, the Company also issued 330,000 warrants to purchase the same number of underlying shares at $1.20 per share. The warrants became exercisable on April 1, 1998 for a term of three years.

              In June 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan), stock appreciation rights and restricted stock may be granted to directors, key employees and consultants (the "Participants"). There are 450,000 shares authorized for possible issuance under the Plan. The Plan provides for the automatic grant to directors ("Directors Awards"), who are not employees of the Company at such time as an individual becomes a director of the Company, of Nonqualified Stock Options to purchase 15,000 shares of common stock at an exercise price equal to the greater of $3.00 or the fair market value of the shares on the date of the grant. In 1997, the Company's Board of Directors approved the reduction of the exercise price of all options initially granted at an option price of $3.00 or above to $2.00 per share.

              The options of a Director Award vest in increments of 5,000 shares per year, commencing on the date of the Company's annual shareholders' meeting next following the date such individual became a director and continuing with each such successive annual meeting provided such person remains a director of the Company as of such date. The Plan also provides for the acceleration of the vesting schedule in certain circumstances.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      Warrants and Stock Option Plan (Continued)

              Stock appreciation rights may be granted in conjunction with the grant of a Nonqualified or Incentive Stock Option under the Plan or independently of any such stock option. A stock appreciation right granted in conjunction with a stock option may be an alternative right. In this event, the exercise of stock option terminates the stock appreciation right to the extent of the shares to which such right is exercised. A stock appreciation right may not, however, be granted in conjunction with an Incentive Stock Option under certain circumstances in which the exercise of the stock appreciation right affects the right to exercise the Incentive Stock Option or vice versa, unless certain terms and conditions are met. Subject to the terms of the Plan, the Company may award shares of restricted stock to the Participants. Generally, a restricted stock award will not require payment of any option price by the Participant but will call for the transfer of share to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

              At December 31, 1998, Nonqualified Stock Options to purchase 30,000 shares of Common Stock at $2.00 per share were outstanding to a director. Also, options to purchase 30,000 shares not associated with the Plan were granted in October 1996 to a consultant. The consultant's options vest and have the same exercise price as the options granted to the director.

              The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date of awards in the years ended December 31, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro-forma amounts indicated below:

                                                          1998            1997

                Net loss as reported                  $ (248,379)   $(5,869,866)
                Net loss, pro forma                   $ (325,064)   $(5,925,790)

                Basic and diluted loss per common
                 share, as reported                   $    (0.04)   $     (1.04)
                Basic and diluted loss per common
                 share, pro forma                     $    (0.05)   $     (1.05)

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -      Warrants and Stock Option Plan (continued)

              A summary of the status of the Plan as of December 31, 1998 and 1997 and changes during the years then ended is presented below:




                                                                     1998                         1997
                                                        ----------------------------    ----------------------------
                                                                         Weighted-                       Weighted-
                                                                          Average                         Average
                                                                         Exercise                        Exercise
                                                             Shares        Price            Shares         Price
                                                       -------------  --------------    -------------  --------------
               Outstanding, beginning
                of year                                    153,333         $ 2.50       385,000           3.26
               Granted                                                                  125,000           1.56
               Exercised
               Forfeited                                    63,333           2.00       356,667           3.00
               Outstanding, end of year                     90,000           1.81       153,333           2.50
               Options exercisable at year end              46,666           1.84        51,111              -
               Weighted-average fair value of
                options granted during the year                                                           1.44
               Range of exercise prices on
                outstanding options, end of year              1.56-2.00                        1.56-6.34
               Weighted average remaining
               contractual life                                              8.50                         9.56



              The fair value of each option granted is estimated on the date of grant using the Black-Scholes options pricing method with the following weighted average assumptions used for grants in 1997: expected volatility of 150.79%, risk free interest rate of 6.37% and expected life of five years.

NOTE 9 - Income Taxes

              The components of the Company's deferred tax assets or liabilities follow:

                                                         1998                  1997
               Net operating loss - Federal          $ 3,607,000           $ 2,834,084
               Net operating loss - Foreign            1,600,000             2,673,000
               Depreciation                                                     92,310
               Other                                       1,088                 4,572
                                                     -----------           -----------
                                                       5,208,088             5,603,966
               Less valuation allowance
               Federal                                 3,608,088             2,930,966
               Foreign                                 1,600,000             2,673,000
                                                     -----------           -----------
                                                     $         -           $         -
                                                     ===========           ===========





              At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes approximately as follows:

               Federal                                  $ 10,608,000
               Foreign corporate taxes                  $  4,000,000

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (Continued)

              The federal tax NOL expires throughout 2018. The foreign NOL's have no expiration date and therefore can be carried forward indefinitely. Due to historical losses, valuation allowances have been established for the tax benefits attributed to the Federal and Foreign tax NOL's. The difference between the tax benefit reflected in the consolidated statement of operations and the amount calculated at the federal statutory income tax rate of 34% results primarily from reserving against tax benefits derived from net operating losses.

NOTE 10 -     Information Concerning Business Segments

              The Company is engaged principally in one line of business - integrated security systems which represent substantially all of the Company's consolidated sales. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export balance.



                                                             United
                                                             States                 Brazil              Consolidated
                                                       ------------------     ------------------     ------------------
               1998
               Revenues                               $      664,221          $   4,782,658          $     5,446,879
               Operating loss                               (753,848)              (413,238)              (1,167,086)
               Identifiable assets                           320,669              4,284,161                4,604,830

               1997
               Revenues                               $    1,950,186          $   4,247,705          $     6,197,891
               Operating loss                             (5,545,633)              (790,877)              (6,336,510)
               Identifiable assets                           516,237              4,483,725                4,999,962



              Substantially all of the Company's operations are based in Brazil. Consequently, the Company's business, earnings, asset values and prospects may be materially adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Brazil. Although the Company has been able to operate in Brazil for over 15 years, it has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's consolidated financial position, results of operations or cash flows.

              In January 1999, the Brazilian Central Bank (BAC) changed its foreign policy by abandoning the exchange bank that it used to administer the floating rates of the Brazilian real against the U.S. dollar, leaving the market free to negotiate the exchange rate. Consequently, the Brazilian real significantly devalued in relationship to the U.S. dollar during 1999. At December 31, 1998 and March 11, 1999 the exchange rate was approximately 1.2 and 1.9 Brazilian reais, respectively, to the U.S. dollar.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -     Other Matters

              Lease of Brazilian Facility

              In August 1997, Ensec S.A. entered into an agreement to lease 50% of the Brazilian facility to another entity. The initial lease term is for ten years with a noncancellable term for the first five years. The annual rental charge is approximately $216,000 adjusted annually for changes in purchasing power of the real and, at the request of either the lessor or lessee, for changes in the rental market values of the property. In addition to the monthly rental charge the lease also provides that the lessee pay for its share of maintenance, taxes and other operating expenses.

              Employees Retirement Plan

              As a result of the Company closing its Florida facility and thus terminating its U.S. workforce, the Company discontinued its 401(k) profit sharing plan.

NOTE 12       Continuing Operations

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $1,835,616 and a stockholders' deficit of $1,058,023 as of December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include a search for new capital.

              On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Sentech EAS Corporation (Sentech) which, upon completion, will result in the Company and Sentech becoming wholly-owned subsidiaries of a newly-formed holding company, Sensec International, Inc. (Sensec). Under the terms of the agreement, the Company's stockholders will receive approximately 60% or 1,425,000 shares of the outstanding common shares of Sensec, and Sentech stockholders will receive approximately 40% or 950,000 shares of the outstanding common shares of Sensec. Completion of the merger is subject to the approvals of the Boards of Directors and stockholders of both the Company and Sentech.

              Subsequent to this merger, Sensec will attempt to raise capital through a public offering which could hold potential for a capital infusion for the Company. However, the Company can give no assurances regarding the occurrence or outcome of these events.