Form 10QSB
period 1999-03-31
ENSEC INTERNATIONAL INC
filed 1999-05-10
CIK 1014477

SECURITIES AND EXCHANGE COMMISSION


                                 F O R M 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  for the quarterly period ended March 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-21361

                            ENSEC INTERNATIONAL, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                  Florida                                 65-0654330
                  -------                                 ----------
     (State or other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)

               352 Seventh Avenue, Suite 1040, New York, NY 10001
               (Address of principal executive offices) (zip code)

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

                                YES [ X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1999 the registrant had 6,016,250 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                            ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB


PART I  -  FINANCIAL INFORMATION

     Item 1.          Financial Statements.

                      Consolidated Balance Sheets as of March 31, 1999 (un-audited)
                      and December 31, 1998

                      Consolidated Statement of Operations for the three-month periods ended March 31, 1999 and 1998 (un-audited)

                      Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 (un-audited)

                      Notes to Consolidated Financial Statements (un-audited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

     Item 3.          Exhibits and Reports on Form 8-K


                                        2

                            ENSEC INTERNATIONAL, INC.


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

              See attached pages.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                March 31,      December 31,
                                                                                  1999            1998
                                                                             --------------- --------------
                                                                                 (unaudited)
Current assets
     Cash and cash equivalents                                                $     10,193    $     58,055
     Accounts receivable                                                           518,659       1,107,618
     Social taxes and other receivables
     Inventory                                                                     348,898         594,006
     Prepaid expenses & other assets                                               121,754         154,022
                                                                              ------------    ------------

               Total current assets                                                999,504       1,913,701

Property and equipment, net                                                      1,630,636       1,668,711

Other assets                                                                     1,055,098       1,022,418

               Total assets                                                   $  3,685,238    $  4,604,830
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Short term loans                                                         $    183,623    $    166,185
     Accounts payable                                                            1,281,000       1,358,440
     Accrued and other liabilities                                                 678,289       1,132,449
     Current portion of long term debt                                             667,371       1,092,243
                                                                              ------------    ------------

               Total current liabilities                                         2,810,283       3,749,317


Long term debt - net of current portion                                          1,266,186       1,913,536

Stockholders' Equity
Additional paid-in capital                                                      13,896,110      13,896,108
Accumulated other comprehensive gain (loss)                                        695,007        (132,036)
Retained Earnings (Accumulated deficit)                                        (15,042,509)    (14,882,258)
Common Stock                                                                        60,163          60,163
               Total stockholders' equity                                         (391,231)     (1,058,023)
                                                                              ------------    ------------

               Total liabilities and stockholders' equity                     $  3,685,238    $  4,604,830
                                                                              ============    ============

See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended
                                              March 31
                                   ----------------------------
                                     1999                1998
                                     ----                ----
Sales                                $   580,591    $ 1,908,917

Cost of goods sold                       355,581      1,093,296
                                     -----------    -----------
Gross profit                             225,010        815,621
                                     -----------    -----------

Selling, general and
   administrative expenses               545,581        823,026

Translation loss (gain)                                 (13,000)
                                     -----------    -----------
Income (Loss) from Operations           (320,571)         5,595
                                     -----------    -----------

Commission (Income)
Other (income) expenses
Interest income                           (8,109)        (4,561)
Interest expense                         128,123        210,260
Other Income                            (280,337)      (384,488)
                                     -----------    -----------
                                        (160,323)      (178,789)
                                     -----------    -----------

Income (loss) from operations
before income taxes                     (160,248)       184,384


Net  Income (loss)                   $  (160,248)   $   184,384
                                     -----------    -----------

Net Income (loss) per common share
                                     $     (.027)   $       .03

Comprehensive Gain (loss)
     Net Income (loss)                  (160,248)       184,384
     Other comprehensive gain
     (loss)
          Foreign currency
           translation adjustment        695,007              0


Comprehensive Gain (loss)                534,759        184,384
                                     -----------    -----------

See notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                              ---------------------------
                                                                                                1999              1998
                                                                                                ----              ----
Cash flows from operating activities:
     Net income (loss)                                                                        $  (160,248)   $   184,384
     Foreign Currency Translation gain (loss)                                                     827,043
      net cash (used in) operating activities:
          Depreciation and amortization expense                                                    65,955         45,467
          Changes in assets and liabilities
               Decrease (increase) in accounts receivable                                         588,959       (141,776)
               Decrease (increase) in inventories                                                 245,108         56,210
               Decrease (increase) in interest receivable
               Decrease (increase) in Prepaid & Other current assets                               32,268         46,606
               Decrease (Increase) in other assets                                                (32,680)      (262,000)
               Increase (decrease) in accounts payable                                            (77,440)      (188,679)
               Increase (decrease) in short term loans                                             17,438
               Increase (decrease) in accrued and other liabilities                              (454,160)        42,781
                                                                                              -----------    -----------
                         Net cash (used in) operating activities                                1,052,243       (217,216)
                                                                                              -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets
     Decrease in equipment under capital lease                                                    (27,883)        22,014
     Proceeds on sale of fixed assets                                                                             16,770
                                                                                              -----------    -----------
                         Net cash (used in) investing activities                                  (27,883)        38,784
                                                                                              -----------    -----------

Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements                                                     42,385
     Net borrowings under short term loan agreements                                                            (281,282)
     Repayment of long term debt                                                               (1,072,222)       133,966
     Issuance of common stock                                                                                    180,000
     Decrease in capital lease obligation                                                                        (16,418)
     Offering Costs
                                                                                              -----------    -----------
                         Net cash provided by financing activities                             (1,072,222)        58,651
                                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                                              (47,862)      (119,781)

Translation (loss) gain on cash and cash equivalents                                                             (13,944)

Cash and cash equivalents at beginning of year                                                     58,055        211,803

                                                                                              -----------    -----------
Cash and cash equivalents at end of the end of the period                                     $    10,193    $    78,087
Cash paid during the period for income tax. interest expenses and consultant services:
                                                                                              $         0    $   441,824
                                                                                              ===========    ===========

         See notes to consolidated financial statements.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Significant Accounting Policies

         The quarterly consolidated financial statements herein have been prepared by Ensec International, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures which would otherwise be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are sufficient to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its Form 10-KSB/A, as filed with the Commission on April 15, 1999.

            Principles of Consolidation - The consolidated financial statements include the accounts of Ensec International and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            Foreign Currency Translation - The consolidated financial statements of Ensec S.A. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No 52 provides that all balance sheet accounts are translated at year-end exchange rates, except for equity accounts, which are translated at historical rates, if the local currency is the functional currency. Income and expense accounts and cash flows are translated at the average currency exchange rates in effect during the year.

             Prior to January 1, 1998, Ensec S.A. regarded the U.S. dollar as its functional currency as per the prescribed accounting method for companies subject to hyper-inflationary economies. As a result, a combination of current and historical currency exchange rates, were used in translating assets and liabilities. The resulting translation adjustments were included in operations.

             Beginning on January 1, 1998, Ensec S.A. was no longer considered to be operating in a hyper-inflationary economy and thus the Company began to translate the financial statements of Ensec S.A. using the local currency as the functional currency. The resulting translation adjustments are included in accumulated other comprehensive income.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The accompanying unaudited interim of consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2.       Earnings Per Common Share



The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement is effective for periods ending after December 15, 1998 and supersedes APB Opinion No. 15. The effect of the adoption of SFAS No. 128 on the Company's earnings per share for each of the periods presented has not been determined.

3.       Long-term Debt

         Commencing in December 1998, the Company started to amortize the principal amount of $3.0 million of long term due to FINEP, a Brazilian Financial Institution. On April 15, 1999, the Company initiated negotiations to amend the Loan Agreement covering such debt, whereby the original principal repayments will be paid over the same period, with a reduction during the period of December 1998 through September 1999, with the possibility of liquidating the debt in full in October 1999. The interest rate remains the same on the loan and no other terms of the Loan Agreement were amended. The Company has not incurred any cost in renegotiating the Loan Agreement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 4.     Issuing Common Stock

        No common stock was issued in the quarter ending March 31, 1999.

 5.     Working Capital Requirements

        Working capital deficit at March 31, 1999, decreased from $ 1,9 million at December 31, 1998 to $ 1,8 million. This decrease is attributable to the company's results for the period. The Company is actively seeking additional sources of capital to permit the Company to continue to grow its operations in Brazil. The only credit lines made available are those where receivables or contracts are put up in collateral, thus reducing the companies ability to invest over and above the normal growth of sales.

        Should the Company become unable to obtain additional financing, it would result in additional financial difficulties in Brazil.

        The Company has no commitments for capital expenditures as of March 31, 1999.

                            ENSEC INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations.

                            ENSEC INTERNATIONAL, INC.

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

Overview


         The Company through its operating company Ensec Engenharia e Sistemas de Seguranca, S.A. (Ensec, S.A.), a Brazilian subsidiary, designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all of which have been in Brazil, for large corporations (such as Bosch, EDS, Caterpillar, IBM and Texaco) and government agencies (such as the Brazilian Bureau of Mint and Engraving, the Central Bank of Brazil and the NY & NJ Port Authority).

         The Company is a Florida Corporation, which was formed in April of 1996, as a holding company for Ensec Inc., a Florida corporation ("Ensec Inc."), and Ensec Engenharia e Sistemas de Seguranca, S.A. ("Ensec, S.A."), a Brazilian corporation.

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

          The Company is party to various legal actions involving alleged employment law claims. In the opinion of the Company's management, based upon their experience with these types of claims, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

         The Company is actively seeking sources of capital to allow the Company to continue its operations in Brazil. The Company negotiated and signed a Merger Agreement on October 28, 1998, for a merger among Ensec International and SenTech EAS Corp. In connection with the merger, the Company will seek public financing to carry out its business plan. There is no assurance that this financing will be completed. Should the Company become unable to complete such merger, it would result in additional financial difficulties in Brazil.

         The Company's business strategy is based on two objectives, which the Company believes will allow it to better serve each of its geographic markets:

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

         In the United States, the Company intends to proceed with the merger with SenTech EAS Corp. that is expected to result in a penetration in the Electronic Asset Surveillance /EAS market in the U.S., as well as internationally. The merger will result in shareholders of the Company owning 60% of the combined company's common stock.

          On May 12, 1998, NASDAQ delisted the Company, since the Company failed to meet the minimum requirements to be on the NASDAQ Small Cap Market and presently, its shares are listed on the OTC Bulletin Board. This delisting by NASDAQ may adversely affect the Company's ability to raise additional financing.

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

Results of Operations

First Quarter 1999 Compared with First Quarter 1998

         Sales. Total sales for the three months ended March 31, decreased $ 1,3 million, or 69.6%, to $ 0,6 million from $1,9 million in the prior year period. This decrease was largely attributable to the first quarter economic crisis Brazil suffered, with a 58% devaluation of the currency. This crisis postponed most investments during this period.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1999 decreased $ 0,7 million, or 67.5%, to $ 0.500 million from $ 1.1 million in the prior year's period. The decrease in the cost of goods sold resulted primarily from the decrease in sales. The resulting gross profit and gross profit percentage for the three months ended March 31, 1999, were $ 0,2 million and 38,8%, compared to $ 0,8 million and 42,7%, respectively for the prior year period.

         Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended March 31, 1999, decreased $ 0,3 million or 33.7%, to $ 0,5 million from $ 0,8 million in the prior year period. As a percentage of Net Sales, SGA expenses in the first quarter of 1999 represented 94% of net sales, compared to 48,4% in the same period of 1998. This increase in the level of SGA expenses as a percent compared to net sales is due to the decrease of sales during the first three months of 1999.

Other Income and Expenses

         Interest Income for the first quarter of 1999 increased by 77,8% from $ 4,561.00 when compared to the same period of 1998. This increase was the result of a stricter policy of charging interest on late payments by customers.

         Interest Expenses decreased $ 0,1 million or 39,1%, down from $ 0,2 million during the first three months of 1999 when compared to the same period of 1998. This decrease was the result of having liquidated one loan in February 1999, and the result of a devaluation of the Brazilian Real in January 1999.

         Other Income decreased during the first quarter of 1999 when compared to the first quarter of 1998 by $ 0,1 million or 27,1%. Included in this quarter results, are the profits earned on the sale of Ensec SA's shares in DLRS (Brazil). These shares generated $ 261,000.00 income in February 1999.

Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended March 31, 1999, was $ 0,2 million, which resulted primarily from the Company's results from operations, a decrease in accruals and other liabilities, a decrease in inventories, and a decrease in accounts receivables.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks. In Brazil, the Company has a credit line of $0,300 million with Banco Bradesco, a Brazilian bank. Another credit line of $1,0 million, but not fully used, was made available by Banco Union, a Venezuelan bank. Both lines of credit are guaranteed with collateral of the companies accounts receivables or open sales contracts. The Company obtained its long-term debt financing from a Brazilian bank. This loan bears interest at a rate of 12% per annum, plus an inflation adjustment, which in 1998 were around 8%.

         Working capital deficit at March 31, 1999, was reduced by $ 0.1 million to $ 1.8 million.

         The Company is actively seeking sources of capital to allow the company to continue to grow its operation in Brazil. The only credit lines made available thus far are those where receivables or sales contracts are put up as collateral, thus reducing the companies ability to invest over and above its normal sales growth.

         The Company received a going concern qualification from its outside independent auditors on its fiscal 1998 audit financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund it's operations until the time the Company is able to generate sufficient revenues to be self sustaining. There can be no assurance the Company will be successful in achieving these goals.

         As of April 30, 1999, the Company has 13 outstanding labor claims, all originating in Brazil, in the aggregate amount of $1,330,000. The Company has accrued $200,000 to cover future losses from such claims and although there can be no assurance as to the outcome of such claims, the Company believes the ultimate resolution of these claims will not materially adversely effect the Company.

Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the company to sell it's Brazilian real estate facility, maintain the size of Brazilian workforce in conjunction with sales comparable to 1998; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

         The Company has implemented a new sales strategy in Brazil, to distribute its products through " value added resellers and representatives" and is looking for other niches of market as the parking system control, and, mainly, electronic article surveillance businesses to bring more sales volumes and continuous revenues. There can be no assurance that the Company in Brazil will be able to compete successfully only as a systems integrator in the near future, against existing and potential international competitors, mainly due to the poor financial conditions and the difficulties to resolve its cash flow requirements and long term debts.

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

PART II - OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K.

         The Company filed a Form 8-K on February 13, 1999 - Item 4 - Change in Registrant's Certified Public Account

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENSEC INTERNATIONAL, INC.
                                    -------------------------
                                      (Registrant)

DATE: May 10, 1999                  By:   /s/ Charles N. Finkel
                                      ------------------------------------------
                                          Charles N. Finkel
                                          Chairman and Chief Executive Officer

DATE: May 10, 1999                  By    /s/Theodore O. Pemberton
                                      ------------------------------------------
                                          Theodore O. Pemberton
                                          Chief Financial Officer

DATE: May 10, 1999                  By    /s/Charles N. Finkel
                                      ------------------------------------------
                                          Charles N. Finkel
                                          Director, Chairman and Chief
                                          Executive Officer

DATE: May 10, 1999                  By    /s/Flavio R. da Silva
                                      ------------------------------------------
                                          Flavio R. da Silva
                                          Director


DATE: May 10, 1999                  By    /s/Raymond E. List
                                      ------------------------------------------
                                          Raymond E. List
                                          Director