Form 10-Q
period 1999-06-30
ENSEC INTERNATIONAL INC
filed 1999-08-13
CIK 1014477

As filed with the Securities and Exchange Commission on August 13, 1999
     =======================================================================
                             Washington, D.C. 20549

                                 F O R M 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    -------------

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

                                 Not applicable
       ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 1999 the registrant had 6,016,250 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                            ENSEC INTERNATIONAL, INC.
                              INDEX TO FORM 10-QSB


PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                    Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998

                    Consolidated Statement of Operations for the six month periods ended June 30, 1999 and 1998 (unaudited)

                    Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 (unaudited)

                    Notes to Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

     Item 3.  Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

              See attached pages.

                      INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          June 30,           December 31,
                                                                                            1999                 1998
                                                                                       -------------        -------------
                                                                                        (un-audited)
Current assets
     Cash and cash equivalents                                                         $     25,905          $     58,055
     Accounts receivable                                                                    778,418             1,107,618
     Social taxes and other receivables
     Inventory                                                                              328,563               594,006
     Prepaid expenses & other assets                                                        100,917               154,022
                                                                                       ------------          ------------

               Total current assets                                                       1,233,803             1,913,701

Property and equipment, net                                                               1,564,567             1,668,711


Other assets                                                                              1,024,200             1,022,418

               Total assets                                                            $  3,822,570          $  4,604,830
                                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                                          $
     Short term loans                                                                       558,430               166,185
     Accounts payable                                                                     1,361,441             1,358,440
     Accrued and other liabilities                                                          836,496             1,132,449
     Current portion of long term debt                                                      781,047             1,120,782
                                                                                       ------------          ------------

               Total current liabilities                                                  3,537,414             3,777,856


Long term debt - net of current portion                                                   1,094,791             1,884,997

Stockholders' Equity
Additional paid-in capital                                                               13,896,110            13,896,108
Accumulated other comprehensive gain (loss)                                                 865,073              (132,036)
Retained Earnings (Accumulated deficit)                                                 (15,630,981)          (14,882,258)
Common Stock                                                                                 60,163                60,163
               Total stockholders' equity                                                  (809,635)           (1,058,023)
                                                                                       ------------          ------------

               Total liabilities and stockholders' equity                                 3,822,570          $  4,604,830
                                                                                       ============          ============


See notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Un-audited)

                                                                  Six Months Ended                       Three Months Ended
                                                                       June 30                                  June 30

                                                            ------------------------------         ------------------------------
                                                                1999               1998                 1999                 1998
                                                                ----               ----                 ----                 ----
Sales                                                       $   974,070         $ 3,643,416             393,479           1,734,499

Cost of goods sold                                              579,664           2,174,047             224,083           1,080,751

                                                            -----------         -----------         -----------         -----------
Gross profit                                                    394,406           1,469,369             169,396             653,748
                                                            -----------         -----------         -----------         -----------

Selling, general and
   administrative expenses                                    1,057,052           1,630,919             511,471             807,893

Translation loss (gain)                                         (59,195)            (46,195)

                                                            -----------         -----------         -----------         -----------
Income (Loss) from Operations                                  (662,646)           (102,355)           (342,075)           (107,950)
                                                            -----------         -----------         -----------         -----------

Commission (Income)
Other (income) expenses
Interest income                                                 (55,736)             (4,865)            (47,627)               (304)
Interest expense                                                486,014             425,667             357,891             215,407
Other Income                                                   (344,204)           (774,364)            (63,867)           (389,876)
                                                            -----------         -----------         -----------         -----------
                                                                 86,074            (353,562)            246,397            (174,773)
                                                            -----------         -----------         -----------         -----------

Income (loss) from operations
before income taxes                                            (748,720)            251,207            (589,472)             66,823


Net  Income (loss)                                          $  (748,720)        $   251,207            (589,472)             66,823
                                                            -----------         -----------         -----------         -----------

Net Income (loss) per common share
                                                                  (.124)        $      0.05              (0.098)               0.01

Comprehensive Gain (loss)

     Net Income (loss)                                         (748,720)            251,207            (589,472)             66,823
     Other comprehensive gain
     (loss)
          Foreign currency                                      865,073             170,066
          translation adjustment
Comprehensive Gain (loss)                                       116,353             251,207            (419,406)             66,823
                                                            -----------         -----------         -----------         -----------

See notes to consolidated financial statements

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Un-audited)

                                                                                                            Six Months Ended
                                                                                                                 June 30
                                                                                                   --------------------------------
                                                                                                         1999                1998
                                                                                                         ----                ----
Cash flows from operating activities:
     Net income (loss)                                                                              $  (748,721)        $   251,207
     Foreign Currency Translation gain (loss)                                                           997,109
      Net cash (used in) operating activities:
          Depreciation and amortization expense                                                         132,024             116,488
          Changes in assets and liabilities
               Decrease (increase) in accounts receivable                                               329,200             (14,451)
               Decrease (increase) in inventories                                                       265,443             155,379
               Decrease (increase) in interest receivable                                                     0                   0
               Decrease (increase) in Prepaid & Other current assets                                     53,105            (751,003)
               Decrease (Increase) in other assets                                                       (1,782)            250,307
               Increase (decrease) in accounts payable                                                    3,001            (107,687)
               Increase (decrease) in short term loans                                                  392,245                   0
               Increase (decrease) in accrued and other liabilities                                    (295,953)             16,643
                                                                                                    -----------         -----------
                         Net cash (used in) operating activities                                      1,125,671             (83,207)
                                                                                                    -----------         -----------

Cash flows from investing activities:
     Purchase of fixed assets
     Decrease in equipment under capital lease                                                          (27,880)             (9,218)
     Proceeds on sale of fixed assets                                                                         0              22,013
                                                                                                    -----------         -----------
                         Net cash (used in) investing activities                                       ((27,880)             12,795
                                                                                                    -----------         -----------

Cash flows from financing activities:
     Net borrowings (repayments) under credit line agreements Net borrowings under short Term loan agreements
     Repayment of long term debt                                                                     (1,129,941)                  0
     Issuance of common stock                                                                                 0             180,000
     Decrease in capital lease obligation                                                                     0             (16,418)
     Offering Costs                                                                                           0                   0
                                                                                                    -----------         -----------
                         Net cash provided by financing activities                                   (1,129,941)            163,582
                                                                                                    -----------         -----------

Net (decrease) increase in cash and cash equivalents                                                    (32,150)             93,170

Translation (loss) gain on cash and cash equivalents                                                          0            (161,600)

Cash and cash equivalents at beginning of year                                                           58,055             211,803

                                                                                                    -----------         -----------
Cash and cash equivalents at end of the end of the period                                           $    25,905         $   143,373
Cash paid during the period for income tax. Interest expenses and consultant services:
                                                                                                    $         0         $   180,680
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

         Principles of Consolidation - The consolidated financial statements include the accounts of Ensec International and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

3.       Long-term Debt

         Commencing in December 1998, the Company started to amortize the principal amount of $3.0 million of long term due to FINEP, a Brazilian Financial Institution. On April 15, 1999, the Company initiated negotiations to amendment the Loan Agreement covering such debt, whereby the original principal repayments will be paid during the same time frame, with a reduction of the principal amounts by 80% through September 1999. The interest rate remains the same on the loan and no other terms of the agreement were amended. The Company has not incurred any cost in renegotiating the agreement.

                   ENSEC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.       Issuing the Common stock

         No common stock was issued in the quarter ending June 30, 1999.

5.       Working Capital Requirements

         Deficit working capital at June 30, 1999, reached $ 2.3 million, a deficit increase of $ 0.4 million, up from a deficit working capital of $ 1.9 million at December 31, 1998. This increase is attributable to the companies results for the period.. The Company is actively seeking additional sources of capital to permit the Company to regain it's growth of operations in Brazil. The only credit lines made available are those where receivables or contracts are put up in collateral, thus reducing the Companies ability to invest over and above the normal growth of sales.

         Should the Company become unable to obtain additional financing, it would result in additional financial difficulties in Brazil.

         The Company has no commitments for capital expenditures as of June 30, 1999.

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

Overview

         The Company, through its operating company Ensec Engenharia e Sistemas de Seguranca, S.A. (Ensec, S.A.), a Brazilian subsidiary, designs, develops, assembles, sells, installs and services security systems for large commercial or governmental facilities ranging from single function installations to high-end integrated security systems. The Company's high-end integrated systems are based on its proprietary software and related hardware which permit multiple devices or systems to be combined into a unified system covering multiple sites. Since its inception, the Company has installed approximately 400 systems, nearly all of which have been in Brazil, for large corporations (such as Bosch, EDS, Caterpillar, IBM and Texaco) and government agencies (such as the Brazilian Bureau of Mint and Engraving, the Central Bank of Brazil and the NY & NJ Port Authority).

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

         The Company is actively seeking sources of capital to allow the Company to continue its operations in Brazil. The Company renegotiated and signed a new letter of intent on October 28, 1998, with the underwriter's Donald & Company Securities Inc., for a merger and other combinations among Ensec International and SenTech EAS Corp., and a new Public Offering expected to be underwritten by Donald & Co., during the third quarter of 1999. There is no assurance that this financing will be completed. Should the Company become unable to complete such merger, it would result in additional financial difficulties in Brazil.

         The proposed company resulting from the merge, Global Security Technologies, Inc., has had it's form S-4 registration statement filed with the SEC on June 28, 1999, and currently is awaiting for the SEC's comments on said registration statement.

         The Company's business strategy is based on two objectives which the Company believes will allow it to better serve each of its geographic markets:

         In Brazil, in addition to selling the EnWorks family of products the Company also sells a broad range of security products and services such as, data security, time and attendance and CCTV. These products are being marketed to the existing customer base, the general market and the Brazilian market through Ensec S.A.'s established direct sales force and indirect sales channels. The Company's sales, services and maintenance of the third party products has not resulted as expected, and some third party products has been discountinued and due to the devaluation of the Real, our proprietary system, the En2000 has become more competitive. The Company has experienced a high renewal rate of maintenance contracts and sales of one particular type of product may in any given quarterly period account for a significant majority of sales and decreases thereafter.

         In the United States, the Company intends to complete the merger with SenTech EAS Corp. that will bring not only a penetration in the Electronic Asset Surveillance /EAS market in the U.S., as well as internationally, but will also get Donald & Co. underwriting support for the new Company's stock and a new financial structure will be implemented for the future of our operations in the U.S.A.

         The Company has no commitments for capital expenditures as of June 30, 1999.

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

Results of Operations

Second Quarter 1999 Compared with the Second Quarter 1998

         Sales. Total sales for the three months ended June 30, decreased $ 1.3 million, or 77.3%, to $ 0.4 million from $1.7 million in the prior year period. This decrease was largely attributable to the first quarter economic crisis Brazil suffered, with a 58% devaluation of the currency. This crisis postponed most investments during the first half of this fiscal year. The Company anticipates that its overall 1999 sales in Brazil will be lower than those obtained in 1998.

         Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 1999 decreased $ 0.9 million, or 79.3%, to $ 0.2 million from $ 1.1 million in the prior year's period. The decrease in the cost of goods sold resulted primarily from the decrease in sales. The resulting gross profit and gross profit percentage for the three months ended June 30, 1999, were $ 0.2 million and 43.1%, compared to $ 0.7 million and 37.7%, respectively for the prior year period.

         Selling, General and Administrative Expenses. Selling general and administrative expenses for the three months ended June 30, 1999, decreased $
0.3 million or 36.7%, to $ 0.5 million from $ 0.8 million in the prior year period. As a percentage of Net Sales, SGA expenses in the second quarter of 1999 represented 130% of net sales, compared to 46.6% in the same period of 1998. This increase in the level of SGA expenses as a percentage compared to net sales is due to the decrease of sales during the period.

         Other Income and Expenses

         Interest Income for the second quarter of 1999 increased by 1,556.7% from $ 304.00 to $47,627.00 in 1999. This increase was the result of a stricter policy of charging interest on late payments by customers.

         Interest Expenses increased $ 0.1 million or 66,1%, up from $ 0.2 million during the second quarter of 1998. This increase was the result of having to increase the Company's borrowings. Borrowings during the second quarter of 1999 was $ 0.6 as compared to $ 0.2 in 1998.

         Other Income decreased during the second quarter of 1999 when compared to the second quarter of 1998 by $ 0.3 million or 83.6%, mostly due to the termination of the commissions contract between De La Rue Limitada - Brazil and Ensec S/A - Brazil.

Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended June 30, 1999, was $ 0,2 million, which resulted primarily from the Company's results from operations, a decrease in accruals and other liabilities, a decrease in inventories, and a decrease in accounts receivables.

         The Company currently does not have any line of credit or other short-term credit facilities established with U.S. banks. In Brazil, the Company has a credit line of $ 500,000 with Banco Bradesco, a Brazilian bank. Another credit line of $ 300,000, but not fully used, was renewed by Banco Union, a Venezuelan bank. Both lines of credit are guaranteed with collateral of the companies accounts receivables or open sales contracts. The Company obtained it's long-term debt financing from a Brazilian bank. This loan bears interest at a rate of 12% per annum, plus an inflation adjustment, which in 1997 was around 8%.

         Working capital deficit at June 30, 1999, increased to $ 2,3 million, up from $ 1,9 million in the same period of 1998.

         The Company is actively seeking sources of capital to allow the company to continue to grow it's operation in Brazil. The only credit lines made available thus far are those where receivables or sales contracts are put up as collateral, thus reducing the companies ability to invest over and above its normal sales growth.

         The Company received an ongoing concern qualification from its outside independent auditors on its fiscal 1998 audit financial statements. Management believes the Company's ability to continue as a going concern is dependent upon securing adequate financing to fund it's operations until the time the Company is able to generate sufficient revenues to be self sustaining. There can be no assurance the Company will be successful in achieving these goals.

         As of June 30, 1999, the Company has 13 outstanding labor claims, all originating in Brazil, in the aggregate amount of $1,330,000. The Company has accrued $200,000 to cover future losses from such claims and although there can be no assurance as to the outcome of such claims, the Company believes the ultimate resolution of these claims will not materially adversely effect the Company.

Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the possibility of fluctuations in the Brazilian economy and currency and the effects thereof, if any, on the Company; the ability of the Company to sell it's Brazilian real estate facility, maintain the size of Brazilian workforce in conjunction with sales; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities, sources of financing, investment capital or complete other transactions in the U.S. and Brazil and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

 PART II - OTHER INFORMATION

 Item 3.   Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this feport to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ENSEC INTERNATIONAL, INC.
                    ---------------------------------------
                                  (Registrant)


DATE:  August 13, 1999                   By: /s/ Charles N. Finkel
                                            --------------------------------
                                             Charles N. Finkel
                                            Chairman and Chief Executive Officer

DATE:  August 13, 1999                   By: /s/ Theodore O. Pemberton
                                            ----------------------------------
                                            Theodore O. Pemberton
                                            Chief Financial Officer
                                            Principal Accounting Officer